Form 10-K
period 1994-01-29
INTELLIGENT ELECTRONICS INC
filed 1994-04-22
CIK 814430

PART I

                               Item 1.  BUSINESS

Introduction

     Intelligent Electronics, Inc. (the "Company") provides information technology products, services and solutions to its network integrators (the "Network") and, in partnership with the Network, directly to large and small corporate customers, educational institutions and governmental agencies ("End Users"). The Company was founded in 1982 as a Pennsylvania corporation. In March 1984, the Company commenced the wholesale distribution of microcomputers to its Network. As a leading supplier of premium brand technology products in America, the Company provides business solutions to the Network and End Users through innovative product management, sales demand generation programs and logistics services. As of January 29, 1994, the Network comprised nearly 2,000 locations.

     The Company's principal executive offices are located at 411 Eagleview Boulevard, Exton, Pennsylvania, 19341, telephone (610)458-5500. As used herein and unless otherwise required by the context, the "Company" shall mean Intelligent Electronics, Inc. and its wholly-owned subsidiaries.


Business Strategy

     The Company's revenues are derived principally from the wholesale distribution of microcomputer systems, workstations, networking and telecommunications equipment and software to its Network. The Company seeks to enhance its position as the leading delivery system of technology products and services by leveraging its strengths and maximizing cost efficiencies. The Company has developed a system to aggregate orders and provide purchasing economies, product availability, efficient distribution and technical and marketing support to its Network which offers vendors the ability to reach geographically-dispersed customers in a cost-effective manner. The Company also offers a full range of logistics services on a contract basis to third parties throughout the nation.

     OPERATING EFFICIENCIES AND ECONOMIES OF SCALE. The Company provides wholesale distribution of microcomputers and related equipment to its Network, which in turn, offers value-added systems solutions to End Users through an outbound, business-to-business approach. Additionally, the Company provides product selection, technical support, cost-efficient marketing programs and promotions, configuration and marketing opportunities for the Network. The Company's operations are structured to realize operating efficiencies and to benefit from economies of scale in product purchasing, financing and distribution, and product integration and configuration, and to provide to its Network a centralized distribution and logistics system focusing on ease of order placement, speed of delivery, facilitation of product returns and reduction of freight costs.

     The Company believes that it purchases the majority of the products distributed to the Network at the lowest published prices available and believes that its financial strength and purchasing power give it better access to constrained product lines. The Company consequently passes on to its Network a portion of the discount which it receives from vendors. This pricing, together with the Company's growing service offerings and ready access to expansive product inventories, generally enables the Network to purchase products from the Company at better terms than they could obtain directly from vendors and to effectively compete in the marketplace.

	    Intelligent Distribution Services, Inc., a wholly-owned subsidiary of the
Company ("InteLogistics") was formed to capitalize on the Company's distribution and logistics capabilities by expanding the logistics services currently performed for the Network and offering such services to unaffiliated third parties.  Services provided by InteLogistics include inventory warehousing, distribution and management, freight consolidation, product configuration, order entry and processing, invoicing, credit and collection services, returns
processing and customized information systems.   The Company believes that
InteLogistics will benefit from economies of scale which will result in greater efficiencies as the logistics customer base expands.

     ENHANCEMENT OF NETWORK COMPETITIVENESS. The Company sells products and provides certain services to the Network. Members of the Network are charged varying fees based on different levels of services which they select. The Company believes that its product pricing and its "services-for-fees" approach enhance the competitiveness of the Network and provide for an efficient allocation of support for the Network. In addition, the Company provides and is continuing to develop programs to enhance the competitiveness of the Network, such as marketing assistance, programs designed to enhance channel sales, product promotion, technical support and new product evaluation. Programs designed for specific members of the Network include a nationwide advanced systems program operated under the name "Intelligent Systems Group", which targets End Users with a regional or national presence, focusing particularly on high-end or technically advanced products, the ISG National Service Network which assists members of the Network in servicing multi-location, regional or national accounts, the Minority Business Alliance which assists certain Network members in obtaining business from End Users seeking to purchase from minority-owned businesses, the Multimedia Dealer Network, which is designed to help the Network sell multimedia solutions by providing a complete array of programs and services, and the Business Technology Centers program which assists members of the Network to position themselves in the small business market.

     The Company has introduced new financing programs, under which, for a fee, it extends up to thirty days credit to qualified End Users and certain Network members which purchase selected technology products. Under one such program, the Company, in partnership with the Network, provides products and extends credit directly to End Users who have been approved both by the Company and a member of the Network. This program frees up the existing credit line of the Network member and reduces the carrying cost of inventory by offering direct shipments to the End User and providing low cost configuration services. Also, certain members of the Network are receiving credit in order to facilitate their ability to purchase certain advanced technology products from the Company and to allow the Company to compete with competitors who offer such credit terms.
As these programs are fully established and marketed, it is anticipated that they will facilitate incremental sales and profits, contribute gross margin, increase selling, general and administrative expenses, and increase accounts receivable.

     MARKET PRESENCE. In addition to recruiting members to the Network and expanding the business generated by the existing Network, the Company is focusing on various opportunities to enhance its market presence. To keep pace with changing technology and shifts in End User demands, the Company continues to assess and to update its product offerings to include more advanced computer products and to target specialized customers and channel markets. Additionally, the Company continues to expand its specialized services such as pre-shipment system configuration. The Company continues to explore new channels of distribution and to expand its distribution and logistics services. InteLogistics is enhancing its offering of logistics services to unaffiliated customers and pursuing additional opportunities to provide these services to companies seeking to outsource their logistics needs.


Network Structure

     FRANCHISE AGREEMENTS. Certain of the relationships between the Company and its network integrators are governed by franchise agreements. The first franchise agreement was signed in August 1984, and provided for the operation of a business center pursuant to a system developed by the Company under the tradename Todays Computers Business Centers ("TCBC"). At October 31, 1988, there were 175 centers in operation under the TCBC name. In December 1988, the Company acquired Entre Computer Centers, Inc. ("Entre"), which consisted of 180 franchised customers and company-owned centers. In August 1989, the Company acquired Connecting Point of America, Inc. ("CPA") which consisted of a network of 246 franchised customers.

     The franchise agreements provide for the operation of a business center and the sale of microcomputer systems and related products and services as well as other advanced technology products under the Company's proprietary trademarks "Todays Computers Business Centers" and "TCBC," or "Entre Computer Centers" or "Connecting Point of America". These agreements generally have an initial term of 10 years which may be renewed for an additional 10 years and provide that the franchisee will have the right to operate a franchise at a specific location. The franchisees generally sell products approved for sale which may be purchased from the Company. Some franchisees have agreed to purchase certain manufacturers' products only from the Company. The Company may terminate the franchise agreement, subject to termination requirements under state franchise laws, either upon the occurrence of certain specified events or upon 30 days' notice of certain defaults by the franchisee. Certain franchisees may terminate the agreement with or without cause, at any time upon 60 days' prior written notice to the Company. Franchisees operating under TCBC or Entre marks are subject to certain restrictions against competition following termination.

     The Company also sells products to various members of the Network who do not sign franchise agreements. These Network members are not entitled to conduct business under any of the Company's trademarks but are permitted to purchase certain products from the Company at competitive prices and terms.

     In addition, members of the Network can participate in various supplemental programs offered by the Company and obtain the right to use other proprietary service marks of the Company including "Intelligent Systems Group" or "ISG," "Business Technology Centers" or "BTC," and "Intelligent Multimedia Dealer Network."

     During the fiscal year ended October 31, 1991 and the three-month transition period ended February 1, 1992, no individual member of the Network accounted for more than 10% of the Company's revenues from continuing operations. During the fiscal years ended January 29, 1994 and January 30, 1993, one Network member accounted for approximately 16% and 10%, respectively, of the Company's revenues from continuing operations. The Company holds an ownership interest in this member. See Note 3 to the Company's Consolidated Financial Statements for the year ended January 29, 1994. The Company is not dependent for a material part of its business upon any other member of the Network, and the loss of any other Network member would not have a material adverse effect on the Company's financial condition.


Products

     The Company currently markets technology products consisting of microcomputer systems, workstations, networking and telecommunications equipment and software to the Network. The Company's product acquisition staff selects products on the basis of overall quality, product image, technological capability, and business applications, as well as the pricing, discount and rebate programs offered by the manufacturer which enable the Company, and in turn the Network, to benefit from quantity purchasing economies. The Company currently distributes products of approximately 40 vendors, principally COMPAQ, Hewlett-Packard, Apple, IBM, NEC, Toshiba, Microsoft, Epson, Novell, AST, Digital, AT&T and Lotus.

     The Company is in the process of broadening the selection of computer technology products stocked in its central warehouses. Management believes such a product line expansion will assist the Company in gaining market share. The Company has identified specific products which it plans to add to its existing assortment which include advanced technology central processing units, an expanded offering of peripheral devices and certain software packages.
Inventory levels would increase in support of this enhanced product offering and anticipated higher sales volume. The Company has also identified additional measures to enhance its management of inventory as these lines typically require expanded inventory levels, shorter supplier payment terms and a longer sell through cycle.

     The Company's agreements with its major vendors permit it to purchase products from them for sale to Network members which are directly authorized by such vendors to sell products. In some cases, specific products from the major vendors may be sold to Network members which do not have specific authorization from the vendors. The vendor agreements are subject to termination by the vendors without cause on varying notice periods, and are subject to periodic renewals or re-authorization by the vendors.

     Under the agreements with the vendors, products may be returned to vendors at restocking fees ranging up to 5%. The agreements generally provide for price adjustments for specified periods which protect the Company in the event of price reductions by the vendor. The Company administers certain vendors' price adjustment programs for the benefit of the Network. In 1994, the Company instituted a policy allowing the Network to return certain manufacturers' products, without a restocking fee, within fifteen days of purchase. After fifteen days, the Company charges restocking fees to the Network ranging up to 5%. In addition, the Company has favorable volume purchase agreements with major industry distributors, under which the Network may purchase items not supplied by the Company directly from the distributors at advantageous prices and terms.

     Products from certain of these manufacturers comprised the following percentages of the Company's revenues during the years ended January 29, 1994 and January 30, 1993, the transition period ended February 1, 1992 and the year ended October 31, 1991:

                                                   Transition
                                                    period          Year
                            Year ended               ended          ended
                     January 29,    January 30,    February 1,    October 31,
                        1994           1993           1992           1991
                     -----------    -----------    -----------    -----------
       IBM              15%            18%            24%            24%
       COMPAQ           25%            18%            12%            16%
       Apple            18%            22%            28%            24%
       HP               22%            20%            15%            14%

The Company could be adversely affected should any of these vendors materially change the way in which they market, price or distribute their products.


Competition

     Competition in the microcomputer products market is intense, principally in the areas of price, breadth of product line, product availability and End User technical support and service. The Company competes with chains of computer aggregators and distributors and computer retailers in the sale of its products. Additionally, several manufacturers have expanded their channels of distribution, pricing and product positioning and compete with the Company and its Network. The Company believes that the pricing and product availability offered to it by its vendors are at least as favorable as are offered to its competitors, which enables the Company and the Network to compete favorably with their competitors in terms of pricing and product availability. In addition, the Company develops customized value-add programs for its Network, including programs to develop channel markets, such as the market for advanced technology products, or to target certain End Users seeking to purchase products from minority-owned businesses, which enhance the competitiveness of the Network.
The Company also provides technical support and service programs which it believes contribute favorably to the competitiveness of the Network.

     The Company is also subject to competition from other aggregators in recruiting and retaining Network members, as well as competition from distributors in its efforts to sell products to the Network. The Company believes that its pricing and value-add programs and services allow it to compete effectively. Certain competitors may have greater financial resources than the Company.

     InteLogistics competes with a variety of competitors who also provide contract logistics services to companies which rely on outside sources. Competitors in the logistics services business include nationwide trucking companies, overnight delivery companies, freight forwarders, public warehouses and customs brokers. Management believes that the breadth of services offered by InteLogistics and the prices charged should allow InteLogistics to compete effectively for customers. However, contract logistics services is an emerging industry and the Company may be subject to changing conditions within the industry, with services and prices subject to change as the industry matures. In addition, some competitors may have greater resources than the Company.


Trademarks and Service Marks

     The service marks "Todays Computers Business Centers," "TCBC," "Entre," "Entre Computer Center," "Connecting Point," "Intelligent Systems Group," "Minority Business Alliance" and the design of the Entre Computer Center logo are in use and (except for the logo) are currently registered or are in the process of registration in the United States Patent and Trademark Office by the Company. Additionally, the service marks "InteLogistics," the Company's tradename for its contract logistics business, "BTC," denoting a program to help network integrators enter new markets and grow their service and training capabilities, and "Intelligent Multimedia Dealer Network," denoting a program to aid network integrators in the area of multimedia services, are in the process of being registered. Although the marks are not otherwise registered with any states, the Company claims common law rights to the marks based on adoption and use. To the Company's knowledge, there are no pending interference, opposition or cancellation proceedings, or litigation, threatened or claimed, with respect to the marks in any jurisdiction. The Company holds no patents. Management believes that the Company's marks are valuable; however, the loss of use of any of the marks would not have a material adverse effect on the Company's business.


Discontinued Operation

     In June 1991, the Company acquired BizMart, Inc. ("BizMart"), a Texas-based retail chain of 57 high volume office products supercenters. On December 3, 1992, the Company entered into a Stock Purchase Agreement with OfficeMax,
Inc. ("OfficeMax"), a majority-owned subsidiary of Kmart Corporation, for the sale of BizMart to OfficeMax. On March 4, 1993, the Company completed the sale of BizMart and accordingly, BizMart is reflected as a discontinued operation in the Company's Consolidated Financial Statements. See Note 2 to the Consolidated Financial Statements. Prior to the sale of BizMart, the Company's Consumer Retail Group operated the BizMart supercenters, providing a wide assortment of microcomputers, related equipment and traditional office products to the public utilizing a large-format retail storefront approach. The Company expanded the traditional product offering of the supercenters to include prominently featured name brand computer products. The Company's strategy included increasing the number of supercenters from the 57, at acquisition, to 105 as of January 30, 1993, and offering franchises for the operation of certain of the supercenters' computer departments, mainly to established franchisees in the Network in the general proximity of Bizmart supercenters.

     During fiscal 1992, various factors impacted the Company's ability to implement successfully its strategy for the Consumer Retail Group, including consolidation and increased competition in the superstore retailing industry, and increased price competition and changing distribution channels in the microcomputer industry. These and other factors demonstrated to the Company that the marketplace had changed substantially since the Company's acquisition of BizMart in June 1991 such that the concept of an office products superstore which included a separate and prominent franchised department selling name brand computer products was no longer unique or sufficiently profitable and, accordingly, not a viable strategy for the Company to pursue.


Government Regulation

     The Company is subject to Federal Trade Commission regulations governing disclosure requirements in the sale of franchises. The Company is also subject to a substantial number of United States and state laws regulating franchise operations. For the most part, such laws impose registration and disclosure requirements on the Company in the offer and sale of franchises and also regulate related advertisements. In certain states, there are substantive laws or regulations affecting the relationship between the Company and the franchisees, especially in the area of termination of the franchise agreement. In addition, InteLogistics is subject to various regulations of the Interstate Commerce Commission. The Company believes it is currently and has been in the past in substantial compliance with all such regulations.


Employees

     As of January 29, 1994, the Company had 809 full-time employees. No employee is represented by a labor union and the Company believes that its employee relations are good.


Executive Officers of the Company

     The executive officers of the Company are as follows:

     Name                Age   Position
     ------------------  ---   --------
     Richard D. Sanford   50   Chairman of the Board and Chief Executive Officer

     Gregory A. Pratt     45   President and Chief Operating Officer

     Robert P. May        44   Senior Vice President

     Mark R. Briggs       37   Senior Vice President

     Edward A. Meltzer    45   Vice President and Chief Financial Officer

     Stephanie D. Cohen   32   Vice President, Secretary and Treasurer


     Richard D. Sanford has been the Company's Chairman and Chief Executive Officer since he founded the Company in May 1982.

     Gregory A. Pratt joined the Company in March 1992 as Executive Vice President and was appointed President and Chief Operating Officer of the Company shortly thereafter. Prior to joining the Company, Mr. Pratt served as President of Atari Computer Corporation and Vice President of Finance and Chief Financial Officer of Atari Corporation. He also served on the Board of Directors of Atari Corporation and was a member of the Board's Executive Committee.

     Robert P. May joined the Company in November 1993 as Senior Vice President. He is also Chief Executive Officer of Intelligent Distribution Services, Inc. Prior to joining the Company, Mr. May was a Senior Vice President of Federal Express Corporation and was President of Federal Express' Business Logistics Services Division. In his 20-year career with Federal Express, Mr May served in a number of executive operations and corporate management positions.

     Mark R. Briggs joined the Company as Vice President and Chief Financial Officer in March 1990 and became Vice President and Chief Operating Officer, Franchise Division (now the Reseller Network) in December 1991. In February 1994, Mr. Briggs was elected Senior Vice President of the Company and Chief Executive Officer of the Reseller Network. Prior to joining the Company, Mr. Briggs held various positions with Ingram-Micro D, Inc. (a distributor of microcomputer products), including Senior Vice President and Chief Financial Officer.

     Edward A. Meltzer became Chief Financial Officer in March 1992 and held the position of Treasurer of the Company from January 1989 to May 1993 and Vice President since August 1990. Mr. Meltzer served as Treasurer of Entre from January 1987 until its acquisition by the Company.

     Stephanie D. Cohen was elected Vice President, Secretary and Treasurer in May 1993 and held the position of Vice President, Investor Relations of the Company from March 1991 to May 1993. Ms. Cohen joined the Company in 1987 as Controller, and served as Director, Investor Relations from March 1989 until March 1991.

     Officers are elected at the first meeting of the Board of Directors held after each Annual Meeting of Shareholders of the Company.



                               Item 2.  PROPERTY

     The Company distributes products from five leased facilities in the United States. One distribution center is located in 121,400 square feet of leased warehouse space in Chantilly, Virginia, under a lease which expires in August 1994. The Company is currently in negotiations to replace this facility and move its East Coast distribution center. The remaining distribution centers are located in the Denver, Colorado area. These warehouses total approximately 643,000 square feet of leased warehouse space under leases which expire over the next three years.

     The Company leases approximately 31,000 square feet in Exton, Pennsylvania, for its principal executive offices and certain InteLogistics functions, the occupancy of which commenced in May 1989, for a term expiring in April 1996. In addition, the Company leases approximately 83,000 square feet in the Denver, Colorado area, primarily for offices of its Reseller Network, with terms expiring no later than March, 1995. The Company's facilities needs are not specialized. As such, should additional facilities be required, the Company believes such facilities could be leased at rates acceptable to the Company.


                          Item 3.  LEGAL PROCEEDINGS

     The Company is involved in various lawsuits in the ordinary course of business. Management of the Company does not expect resolution of these matters to have a material adverse effect on the Company's financial position.

     In March and April, 1992 various actions were filed against the Company and certain directors and officers of the Company and were ordered consolidated for consideration for class action treatment in the United States District Court for the Eastern District of Pennsylvania (In re Intelligent Electronics, Inc. Securities Litigation, No. 92-CV-1905). The consolidated complaint generally alleges that the Company and the other defendants caused or permitted a series of misleading public statements to be made about the Company's operations and that plaintiffs, relying on this information, purchased stock in the Company and subsequently suffered financial harm. The plaintiffs seek an unspecified amount of damages. The case is now proceeding in discovery. Management believes this complaint to be without merit and the Company intends to vigorously defend against these allegations. While management of the Company, based on its investigation of this matter and consultations with counsel, believes resolution of this matter will not have a material adverse effect on the Company's financial position, the ultimate outcome of this complaint cannot presently be determined.


         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

                Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded over-the-counter in the NASDAQ National Market (symbol INEL). As of March 11, 1994, there were 808 shareholders of record.

Set forth below is the range of the high and low sale prices for the Company's common stock as reported by NASDAQ during each fiscal quarter within the two most recent fiscal years:

                  Quarter ended       High         Low
                  -------------       -----       -------
                  May 2, 1992         $ 30 3/8    $10
                  August 1, 1992      $ 12 1/2    $ 6 1/4
                  October 31, 1992    $ 12 1/2    $ 8 7/8
                  January 30, 1993    $ 15 1/8    $ 8 1/8
                  May 1, 1993         $ 15 3/8    $12
                  July 31, 1993       $ 16 1/4    $12 1/4
                  October 30, 1993    $ 24 3/8    $15
                  January 29, 1994    $ 28        $21 1/8

The Company instituted a quarterly dividend of $0.08 per share in the second quarter of fiscal 1993. On June 1, 1993, the Company paid a one-time special cash dividend of $2.00 per share.





                       Item 6.  SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA (1) (in thousands, except per share data)

                                                                           Transition
                                                                            period
                                                Year ended                   ended
                                          January 29,   January 30,        February 1,                 Year ended October 31,
                                             1994          1993               1992                1991          1990          1989
                                          -----------   -----------        -----------         ----------    ----------     --------
Revenues                                   $2,646,102    $2,016,686           $515,974         $1,753,574    $1,458,541     $711,671
Income from continuing operations              41,117        22,134              9,625             38,529        29,250       10,571
Earnings per common share
 from continuing operations                     $1.13         $0.58              $0.25              $1.12         $1.04        $0.50
Cash dividends declared per
 share of common stock                          $2.24            --                 --                 --            --           --


BALANCE SHEET DATA (in thousands)

                                    January 29,      January 30,      February 1,                       October 31,
                                       1994             1993             1992                 1991         1990         1989
                                    -----------      -----------      -----------           --------     --------     --------
Total assets                          $577,011         $630,332         $670,415            $706,515     $442,043     $295,420
Long-term debt                              --               97           29,690              29,756       29,496       47,085
Total shareholders' equity             218,850          280,527          289,279             274,477      119,552       78,345


(1) See Note 2 to Consolidated Financial Statements for the fiscal year ended January 29, 1994 for information regarding the acquisition of BizMart, Inc. on June 19, 1991 and its sale on March 4, 1993, resulting in BizMart's results of operations being classified as a discontinued operation.

          Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
- ------------
In December 1991, the Company changed its fiscal year-end from October 31 to a fifty-two, fifty-three week period ending on the Saturday nearest January 31, resulting in a three-month transition period from November 1, 1991 to February 1, 1992. Results of operations for the following periods are being compared: the fifty-two week period ended January 29, 1994 ("fiscal 1993") compared to the fifty-two week period ended January 30, 1993 ("fiscal 1992"), fiscal 1992 compared to the fiscal year ended October 31, 1991 ("fiscal 1991"), and the transition period ended February 1, 1992 (the "transition period") compared to the unaudited quarter ended January 31, 1991.


RESULTS OF CONTINUING OPERATIONS

Fiscal 1993 Compared to Fiscal 1992
- -----------------------------------
Revenues increased 31% to $2,646,102,000 in fiscal 1993 from $2,016,686,000 in fiscal 1992. The increase was due primarily to the addition of new network members and increased revenues from existing members led by continued strong demand for premium computers and peripherals, despite the inability of certain manufacturers to supply certain products, offset in part by the sale of the Company Center Division ("CCD") in May and July 1992 (See Note 3 to the financial statements).

Gross profit as a percentage of revenues for fiscal 1993 was 4.4% compared to 5.1% for fiscal 1992. This decline was primarily attributable to the sale of CCD which realized higher gross margins than the Company realizes on wholesale revenues and continued competitive pressures throughout the microcomputer industry. The Company reported fourth quarter gross margin of 4.6% as gross margin percent increased throughout fiscal 1993 as a result of taking advantage of purchasing opportunities and the introduction of new services and programs.

Selling, general and administrative expenses decreased and as a percentage of revenues declined from 2.6% in fiscal 1992 to 2.0% in fiscal 1993. The elimination of costs related to CCD (which had proportionately higher operating costs than those associated with wholesale operations) in July 1992 accounted for most of the reduction, offset by cost increases to service the larger network, higher volume of revenues and new programs. These increases were at a lower rate than the growth in revenues causing the decline in selling, general and administrative expenses as a percentage of revenues.

Amortization of intangibles decreased in fiscal 1993 compared to fiscal 1992 due to the elimination of goodwill included in CCD's net assets sold to The Future Now, Inc. ("TFN"), a member of the IE network and a publicly traded company.

Investment and other income was $5,144,000 in fiscal 1993 compared to $475,000 in fiscal 1992. This increase was due primarily to income earned on investing the proceeds from the sale of BizMart. Interest expense decreased primarily as a result of the early repayment of the Subordinated Notes in January and February 1993 and the reduced use of inventory financing.

The Company's equity interest in earnings of its affiliate increased to $2,636,000 from $1,028,000. This increase was due to the inclusion of the Company's proportionate share of TFN's earnings for a full year and increased earnings by TFN in fiscal 1993.

The effective tax rate for fiscal 1993 was 38.2% compared to 43.8% in fiscal 1992. Higher pre-tax earnings and tax-exempt investment income in fiscal 1993 and the impact of the incremental tax charge related to the sale of CCD in fiscal 1992, offset by a rise in the Company's effective state tax rate, were primarily responsible for the decrease.

Income from continuing operations for fiscal 1993 was $41,117,000 compared to $22,134,000 for fiscal 1992 due to the factors described above.

The Company established new financing programs under which, for a fee, it extends credit to qualified end-users and certain network members which purchase selected technology products. Also, the Company plans to broaden the selection of computer technology products stocked in its central warehouses. These programs are expected to facilitate incremental sales, contribute gross margin, increase selling, general and administrative expenses and increase accounts receivable and inventory.

As discussed in Note 9 to the financial statements, products of four vendors comprise 80% of the Company's revenues. The Company could be adversely affected should these vendors materially change the way in which they market, price or distribute their products.


Fiscal 1992 Compared to Fiscal 1991
- -----------------------------------
Revenues increased 15% in fiscal 1992 to $2,016,686,000, from $1,753,574,000 reported for fiscal 1991. Increased unit sales to existing customers and sales to new customers were primarily responsible for this increase. Partially offsetting this increase were substantial manufacturer price reductions which the Company generally passed on to its customers and the sale of CCD. During fiscal 1992, the Company added 77 new franchised locations. A total of 176 franchised locations were eliminated during the year, of which 55 related to the cessation of the Company's wholesale operations in Canada, and the remainder from either termination of agreements or consolidation of operations. None of these changes materially impacted revenues in fiscal 1992.

Gross profit as a percentage of revenues was 5.1% in 1992 compared to 7.6% in 1991. This change reflected the sale of CCD which historically realized higher gross margins than those generated by the Company's wholesale revenues and higher freight costs in 1992. Additionally, during fiscal 1992, competitive pressures throughout the microcomputer industry impacted both vendor pricing and programs to the Company and the selling prices the Company charged its customers.

Selling, general and administrative expenses declined to $53,047,000 or 2.6% of revenues in fiscal 1992 compared to $64,630,000 or 3.7% of revenues in fiscal 1991. Reduced corporate costs and the elimination of costs related to the CCD operation were primarily responsible for this change. These cost reductions were offset in part by increased costs to support the higher volume of wholesale sales.

Amortization of intangibles in fiscal 1992 declined compared to fiscal 1991 following the sale of CCD and the elimination of approximately $7.8 million in goodwill included in CCD's net assets.

Operating income totaled $45,325,000 in 1992 compared to $64,025,000 in 1991. This change is primarily due to lower gross margin percent but was partially mitigated by reduced selling, general and administrative expenses as discussed above.

Investment and other income in 1992 totaled $475,000 compared to $5,206,000 in 1991. Interest expense did not change significantly from fiscal 1991 to fiscal 1992. The change in investment income resulted primarily from the decreased amount of invested cash following the June 1991 BizMart acquisition, lower interest rates in 1992 and increased expenditures for inventory and capital expenditures associated with the expansion of BizMart in 1992.

As discussed in Note 3 to the financial statements, in May and July 1992, the Company sold the 10 stores comprising CCD in two transactions for a combination of cash and common stock of the purchasers. In the July transaction, in exchange for the common stock of the subsidiaries owning nine of the CCD locations, the Company received cash and a 31.1% equity interest in TFN. The sale of CCD resulted in a pre-tax gain of $43,000, and an incremental tax charge of approximately $1.7 million arising from differences between the tax bases of net assets sold and their amounts for financial reporting purposes. Following the sale of CCD, the Company recognized $1,028,000 in income as its equity in TFN's earnings.

Income from continuing operations before income taxes was $39,408,000 for fiscal 1992 compared to $62,028,000 in fiscal 1991. The change resulted from the factors described above.

The effective tax rate for fiscal 1992 was 43.8% compared to 37.9% in fiscal 1991. The primary causes of this change were the incremental tax charge associated with the sale of CCD and the impact of non-deductible goodwill amortization on lower pre-tax earnings during 1992.

Income from continuing operations was $22,134,000 in 1992 compared to $38,529,000 in 1991, due to the factors outlined above.

In January and February 1993, the Company repaid the $30 million in Subordinated Notes which bore interest at 13.25% per annum. As required by the Subordinated Notes, the Company paid accrued interest and a prepayment premium totaling $4,454,000. This premium and the related unamortized loan discount and deferred financing costs were charged to expense in 1992 as an extraordinary item.


Transition Period Compared to Quarter Ended January 31, 1991
- ------------------------------------------------------------
Revenues increased 19.5% to $515,974,000 for the transition period, from $431,695,000 for the quarter ended January 31, 1991. Increased revenues from existing network members and the addition of new network members accounted for this increase.

Gross profit as a percentage of revenues during the transition period decreased to 7.0% compared to 7.9% for the quarter ended January 31, 1991 in response to competitive pressure on pricing throughout the industry and increased freight and handling costs associated with the higher volume of sales.

Selling, general and administrative expenses increased to $17,205,000 for the transition period from $15,525,000 for the quarter ended January 31, 1991. As a percentage of revenues, selling, general and administrative expenses declined to 3.3% from 3.6% as a result of increased revenues without proportionate cost increases.

Interest expense, net of investment income, increased to $2,170,000 for the transition period from $602,000 during the quarter ended January 31, 1991, due to the decreased amount of invested cash following the acquisition of BizMart and greater inventory levels required to support increased sales.

The Company's effective tax rate decreased from 38.5% for the quarter ended January 31, 1991, to 37.0% for the transition period, due principally to changes in the Company's effective state tax rate following the relocation of certain of the Company's operating activities.

Income from continuing operations was $9,625,000 for the transition period, compared to $10,236,000 for the quarter ended January 31, 1991 for the reasons outlined above.


RESULTS OF DISCONTINUED OPERATION AND SALE OF BIZMART

As discussed more fully in Note 2 to the financial statements, on June 19, 1991, the Company acquired BizMart, a national chain of office products supercenters, which operated in a separate industry segment from the Company's other subsidiaries. On March 4, 1993, the Company completed the sale of BizMart to OfficeMax, Inc. Accordingly, results of BizMart's operations are classified as a discontinued operation.

During fiscal 1993, BizMart operations resulted in pre-tax losses totaling $3,544,000 compared to pre-tax losses of $27,124,000 in fiscal 1992, a pre-tax profit of $910,000 for the period from June 19, 1991 to October 31, 1991 and a pre-tax profit of $2,695,000 for the transition period. Contributing to such losses were adjustments to the carrying value of certain assets, including inventory repurchased from franchisees.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its growth to date from stock offerings, bank and subordinated borrowings, inventory financing and internally generated funds. The principal uses of its cash have been to fund its accounts receivable and inventory and to make acquisitions.

On March 4, 1993, the Company completed the sale of BizMart and received a cash payment of $275,236,000. During fiscal 1993, cash generated from operating activities totaled $8,162,000 compared to $31,070,000 in fiscal 1992. At January 29, 1994, the Company had cash and cash equivalents and marketable securities totaling $183,379,000 ($52,498,000 at January 30, 1993) and had working capital of $105,293,000 ($177,380,000 at January 30, 1993). During
fiscal 1993, the Company continued its strong management of assets as days sales in accounts receivable averaged 1.9 days (2.5 days in fiscal 1992) and inventory turnover averaged 11.8 times (10.3 times in fiscal 1992). The reduction in working capital from January 30, 1993, is due primarily to the payments for the special $2.00 per share and regular quarterly (instituted during the second quarter) common stock dividends and share repurchases made during fiscal 1993. With the new financing programs offered by the Company and the planned expanded selection of inventory stocked in its warehouses, working capital requirements are expected to increase in the future. The Company also has a $170,000,000 financing agreement with a finance company. At January 29, 1994, the Company had $146,800,000 outstanding on this facility which was included in accounts payable on the Consolidated Balance Sheet. On October 22, 1993, the Company executed a $20,000,000 guarantee to an inventory finance company on behalf of one of its network members. This guarantee remained in place at January 29, 1994.

The Board of Directors has authorized the repurchase, in open-market transactions, of up to 7,000,000 shares of the Company's common stock. As of January 29, 1994, the Company had repurchased 4,196,200 shares at a cost of approximately $57,181,000.

Based on the Company's current level of operations and expected requirements, management believes that the Company's cash and marketable securities, internally generated funds and available financing arrangements and opportunities will be sufficient to meet the Company's cash requirements for the foreseeable future.


INFLATION AND SEASONALITY

The Company believes that inflation has not had a material impact on its operations or liquidity to date. The Company's financial performance does not exhibit significant seasonality, although certain computer product lines follow a seasonal pattern with peaks occurring near the end of the calendar year.

             Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of Intelligent Electronics, Inc. and its subsidiaries, listed in the index appearing under Item 14(a)(1) are filed as part of this annual report on Form 10-K.



                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------


To the Board of Directors and Shareholders
Intelligent Electronics, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 29 present fairly, in all material respects, the financial position of Intelligent Electronics, Inc. and its subsidiaries at January 29, 1994 and January 30, 1993 and the results of their operations and their cash flows for each of the two years in the period ended January 29, 1994, for the transition period ended February 1, 1992, and for the year ended October 31, 1991, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement present-ation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE

Philadelphia, Pennsylvania
March 7, 1994

                INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                          Consolidated Balance Sheet
                   (in thousands, except share-related data)

                                                             January 29,                January 30,
                                                                1994                       1993
                                                             -----------                -----------
                                 Assets
                                 ------
 Current assets:
   Cash and cash equivalents (including repurchase            $  122,249                $    52,498
     agreements of $14,381 in 1994 and $1,504 in 1993)
   Marketable securities                                          61,130                         --
   Accounts receivable (net of allowance for doubtful
     accounts of $398 in 1994 and $233 in 1993)                    9,524                      8,410
   Inventory                                                     251,044                    196,857
   Prepaid expenses and other current assets                       8,872                      3,576
   Deferred income taxes                                           7,840                      3,276
   Net assets of discontinued operation                               --                    261,173
                                                              ----------                -----------
       Total current assets                                      460,659                    525,790

  Property and equipment, net                                     11,371                      8,527
  Intangible assets, primarily goodwill (net of accumulated
    amortization of $21,124 in 1994 and $16,403 in 1993)          71,585                     76,306
  Investments in affiliates                                       30,096                     18,174
  Other assets                                                     3,300                      1,535
                                                             -----------                -----------
       Total assets                                          $   577,011                $   630,332
                                                             ===========                ===========

                     Liabilities and Shareholders' Equity
                     ------------------------------------
Current liabilities:
  Current portion of long-term debt                          $        --                $    17,619
  Accounts payable                                               334,341                    304,045
  Accrued liabilities                                             21,025                     26,746
                                                             -----------                -----------
     Total current liabilities                                   355,366                    348,410
                                                             -----------                -----------

  Other liabilities                                                2,795                      1,395

  Commitments and contingencies (Notes 4, 5, 11 and 12)               --                         --

  Shareholders' equity:
    Preferred stock $1.00 par value per share:
       Authorized 15,000,000 shares, none
       issued and outstanding                                         --                         --
    Common stock $.01 par value per share:
       Authorized 100,000,000 shares; issued: 39,310,439
       in 1994 and 36,961,154 in 1993                                393                        370
    Additional paid-in capital                                   219,107                    196,742
    Treasury stock (4,196,200 shares in 1994 and
       754,400 shares in 1993)                                   (57,181)                   (10,896)
    Retained earnings                                             56,531                     94,311
                                                             -----------                -----------
       Total shareholders' equity                                218,850                    280,527
                                                             -----------                -----------
         Total liabilities and shareholders' equity          $   577,011                $   630,332
                                                             ===========                ===========

See accompanying notes to consolidated financial statements.

                INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                     Consolidated Statement of Operations
                     (in thousands, except per share data)
                                                                             Transition
                                                                               period          Year
                                                     Year ended                 ended          ended
                                             January 29,     January 30,     February 1,    October 31,
                                                1994            1993            1992            1991
                                             -----------     -----------     -----------    ------------
Revenues                                     $ 2,646,102     $ 2,016,686     $   515,974    $  1,753,574

Cost of goods sold                             2,529,242       1,913,393         480,015       1,619,710
                                             -----------     -----------     -----------    ------------
Gross profit                                     116,860         103,293          35,959         133,864
                                             -----------     -----------     -----------    ------------
Operating expenses:
   Selling, general and
      administrative expenses                     52,477          53,047          17,205          64,630
   Amortization of intangibles,
      primarily goodwill                           4,721           4,921           1,303           5,209
                                             -----------     -----------     -----------    ------------
      Total operating expenses                    57,198          57,968          18,508          69,839
                                             -----------     -----------     -----------    ------------
Income from operations                            59,662          45,325          17,451          64,025

Other income (expense):
     Investment and other income, net              5,144             475             178           5,206
     Interest expense                               (901)         (7,420)         (2,348)         (7,203)
     Equity in earnings of affiliate               2,636           1,028              --              --
                                             -----------     -----------     -----------    ------------
Income from continuing operations
   before provision for income taxes              66,541          39,408          15,281          62,028

Provision for income taxes                        25,424          17,274           5,656          23,499
                                             -----------     -----------     -----------    ------------
   Income from continuing operations              41,117          22,134           9,625          38,529

   Discontinued operation:
     Income (loss) from discontinued
      operation (net of tax expense
      (benefit) of $(1,076), $(6,964),
      $1,675 and $1,246)                          (2,468)        (20,160)          1,020            (336)
     Gain on sale of BizMart (net of
       tax expense of $1,306)                      4,276              --              --              --
                                             -----------     -----------     -----------    ------------
Income before extraordinary item                  42,925           1,974          10,645          38,193

 Extraordinary item:
     Loss on early repayment of
      Subordinated debt (net of tax
      benefit of $1,799)                              --          (3,269)             --              --
                                             -----------     -----------     -----------    ------------
Net income (loss)                            $    42,925     $    (1,295)    $    10,645    $     38,193
                                             ===========     ===========     ===========    ============

Earnings (loss) per common share
    and share equivalents:

      Continuing operations                      $  1.13         $  0.58         $  0.25         $  1.12
      Discontinued operation                       (0.07)          (0.52)           0.03           (0.01)
      Sale of BizMart                               0.12              --              --              --
      Extraordinary item                              --           (0.09)             --              --
                                             -----------     -----------     -----------    ------------
      Net income (loss) per share                $  1.18         $ (0.03)        $  0.28         $  1.11
                                             ===========     ===========     ===========    ============

    Weighted average number of common
      shares and share equivalents
      outstanding:                                36,521          38,204          38,683          34,497


See accompanying notes to consolidated financial statements.

                INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                Consolidated Statement of Shareholders' Equity
                                (in thousands)


                                            Common                                           Treasury          Total
                                             Stock           Additional                       Stock           share-
                                         ---------------      paid-in      Retained      ---------------      holders'
                                         Shares   Amount      capital      earnings      Shares   Amount      equity
                                         ------   ------     ----------    --------      ------   ------      --------
Balance at October 31, 1990              26,330   $  263     $   72,521    $ 46,768                           $119,552

Issuance of common stock
  net of offering costs                   5,873       59         92,220          --                             92,279
Issuance of common stock
  under acquisition agreement             1,144       12         16,181          --                             16,193
Issuance of common stock on
  exercise of warrants                    2,333       23          5,227          --                              5,250
Issuance of common stock on
  exercise of options and
  related tax benefit                       424        4          2,635          --                              2,639
Issuance of common stock to
  employees                                  41       --            365          --                                365
Amortization of deferred
  compensation on executive
  stock option outstanding                   --       --              6          --                                  6
Net income                                   --       --             --      38,193                             38,193
                                         ------   ------     ----------    --------                           --------
Balance at October 31, 1991              36,145      361        189,155      84,961                            274,477

Issuance of common stock on
  exercise of warrants                       40        1            189          --                                190
Issuance of common stock on
  exercise of options and
  related tax benefit                       407        4          3,963          --                              3,967
Net income                                   --       --             --      10,645                             10,645
                                         ------   ------     ----------    --------                           --------
Balance at February 1, 1992              36,592      366        193,307      95,606                            289,279

Issuance of common stock on
  exercise of warrants                       40        1            189          --                                190
Issuance of common stock on
  exercise of options and
  related tax benefit                       329        3          3,246          --                              3,249
Common stock repurchased                     --       --             --          --          754   $(10,896)   (10,896)
Net loss                                     --       --             --      (1,295)          --         --     (1,295)
                                         ------   ------     ----------    --------       ------   --------   --------
Balance at January 30, 1993              36,961      370        196,742      94,311          754    (10,896)   280,527

Issuance of common stock on
  exercise of warrants                      120        1            569          --           --         --        570
Issuance of common stock on
  exercise of options and
  related tax benefit                     2,230       22         21,796          --           --         --     21,818
Common stock repurchased                     --       --             --          --        3,442    (46,285)   (46,285)
Cash dividends ($2.24 per share)             --       --             --     (80,705)          --         --    (80,705)
Net income                                   --       --             --      42,925           --         --     42,925
                                         ------   ------     ----------    --------       ------   --------   --------
Balance at January 29, 1994              39,311    $ 393     $  219,107    $ 56,531        4,196   $(57,181)  $218,850
                                         ======   ======     ==========    ========       ======   ========   ========


See accompanying notes to consolidated financial statements.

                INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                     Consolidated Statement of Cash Flows
                               (in thousands)
                                                                                Transition
                                                                                  period          Year
                                                        Year ended                 ended          ended
                                                January 29,     January 30,     February 1,    October 31,
                                                   1994            1993            1992            1991
                                                -----------     -----------     -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $    42,925     $    (1,295)    $    10,645    $     38,193
  Adjustments to reconcile net income (loss)
    to net cash provided by (used for)
    operating activities:
   Depreciation and amortization                      9,279           9,196           2,503           9,088
   Provision for deferred taxes                      (3,071)          1,146            (457)          1,624
   Provision for losses on trade receivables            375             381             119             622
   Provision for write-down of inventory              1,541           1,563              --             302
   (Income) loss from discontinued operation          2,468          20,160          (1,020)            336
   Gain on sale of CCD                                   --             (43)             --              --
   Gain on sale of BizMart                           (4,276)             --              --              --
   Equity in earnings of affiliate                   (2,636)         (1,028)             --              --
   Extraordinary item, loss on early repayment
    of Subordinated debt                                 --           3,462              --              --
   Changes in assets and liabilities excluding
    effects of business acquisitions and sales:
     Accounts receivable                             (1,489)        (4,057)          (3,286)          2,296
     Inventory                                      (57,047)       (32,223)          11,783         (19,833)
     Other current assets                           (10,895)        (1,454)            (370)           (196)
     Accounts payable                                30,204         42,020          (38,389)         50,938
     Accrued liabilities                                784         (6,758)           4,450          (2,458)
                                                -----------     ----------      -----------    ------------
Net cash provided by (used for)
    operating activities                              8,162         31,070          (14,022)         80,912
                                                -----------     ----------      -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities              (154,400)            --               --              --
   Sales and maturities of marketable securities     93,270             --               --              --
   Acquisition of property and equipment, net        (7,402)        (4,571)            (499)         (4,917)
   Payment of CPA contingent purchase price              --             --               --          (1,652)
   Purchase of net assets of franchised centers          --             --               --          (1,702)
   Purchase of net assets of BizMart,
    less cash acquired                                   --             --               --        (179,533)
   Proceeds from sale of BizMart                    275,236             --               --              --
   Proceeds from sale of CCD                             --          2,340              216              --
   Repayment of note receivable from affiliate           --         27,850               --              --
   Investments in and loans to affiliates           (10,247)            --               --              --
   Tax benefit realized from acquired entities           --             --               --           1,666
   Other                                               (804)          (804)             102            (314)
                                                -----------     ----------      -----------    ------------
 Net cash provided by (used for)
   investing activities                             195,653         24,815             (181)       (186,452)
                                                -----------     ----------      -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of Subordinated debt                  (17,500)       (12,500)              --              --
   Net proceeds from public offering                     --             --               --          92,279
   Common stock repurchased                         (55,375)        (1,806)              --              --
   Cash dividends paid                              (77,896)            --               --              --
   Proceeds from exercise of stock options           21,818          3,249            3,967           2,646
   Proceeds from exercise of warrants                   570            190              190           5,250
   Reduction in capital lease obligations              (119)          (317)             (97)           (367)
                                                -----------     ----------      -----------    ------------
 Net cash provided by (used for)
   financing activities                            (128,502)       (11,184)           4,060          99,808
                                                -----------     ----------      -----------    ------------
 Net cash provided by (used for)
   continuing operations                             75,313         44,701          (10,143)         (5,732)
 Cash used for discontinued operation                (5,562)       (56,693)         (18,536)        (21,820)
                                                -----------     ----------      -----------    ------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                69,751        (11,992)         (28,679)        (27,552)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     52,498         64,490           93,169         120,721
                                                -----------     ----------      -----------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   122,249     $   52,498      $    64,490    $     93,169
                                                ===========     ==========      ===========    ============

See accompanying notes to consolidated financial statements.

                         INTELLIGENT ELECTRONICS, INC.
                               and Subsidiaries

                  Notes to Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
- --------
Intelligent Electronics, Inc. (the "Company") provides information technology products, services and solutions to its network of nearly 2,000 integrators (the "IE Network" or the "Network") and, in partnership with the Network, directly to large and small corporate customers, educational institutions and governmental agencies ("End Users"). As a leading supplier of premium brand technology products in America, the Company provides business solutions to the Network and End Users through innovative product management, sales demand generation programs and logistics services. The principal products sold by the Company include microcomputer systems, workstations, networking and telecommunications equipment and software. On March 4, 1993, the Company sold BizMart, Inc. ("BizMart") and accordingly, BizMart is treated as a discontinued operation in the accompanying financial statements (see Note 2). Unless otherwise indicated, amounts and disclosures referred to herein relate to continuing operations.


Principles of Consolidation
- ---------------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.


Definition of Fiscal Year
- -------------------------
In December 1991, the Company changed its fiscal year-end to a fifty-two, fifty-three week period ending on the Saturday nearest January 31st. Accordingly, the Company reported a transition period, which began November 1, 1991 and ended on February 1, 1992 (referred to herein as the "transition period"). The fifty-two week periods ended January 29, 1994 and January 30, 1993 and the fiscal year ended October 31, 1991 are referred to herein as "fiscal 1993," "fiscal 1992," and "fiscal 1991," respectively.


Cash, Cash Equivalents and Marketable Securities
- ------------------------------------------------
Cash and cash equivalents comprise the Company's cash balances and short-term investments with an initial maturity of less than ninety days and include money-market funds, commercial paper and repurchase agreements. Short-term investments totaled $121,956,000 and $53,068,000 at January 29, 1994, and January 30, 1993, respectively. With respect to repurchase agreements, the Company requires specific assignment of securities as collateral for such investments, but does not take possession of the collateral. The carrying amount of cash, short-term investments and marketable securities approximates fair market value due to the short-term maturity of these instruments.

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 ("FAS 115"), Accounting for Certain Investments in Debt and Equity Securities, effective for fiscal years beginning after December 15, 1993. The Company will adopt FAS 115 on January 30, 1994. The adoption of this statement is not expected to materially affect the financial position or results of operations of the Company.


Inventory
- ---------
Inventory consists of microcomputers, related peripheral products and software, and is valued at the lower of cost (first-in, first-out) or market.


Property and Equipment
- ----------------------
Property and equipment are carried at cost. The cost of additions and improvements is capitalized, while maintenance and repairs are charged to operations when incurred. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets (three to five years). Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease term. Leases meeting the capitalization requirements of FAS 13 are capitalized and depreciated over the lease term. Depreciation expense totaled $4,558,000 ($783,000 included in cost of goods sold) and $3,680,000 for fiscal 1993 and 1992, respectively, $1,084,000 for the transition period, and $3,404,000 for fiscal 1991. Accumulated depreciation totaled $14,872,000 at January 29, 1994 and $10,517,000 at January 30, 1993.


Goodwill
- --------
Goodwill resulting from acquisitions accounted for under the purchase method is amortized using the straight-line method generally over a 20-year period.


Revenue Recognition
- -------------------
Revenue is recognized upon shipment of products or performance of services. Revenue from the granting of individual franchises is recognized when all significant obligations have been performed. Revenues and total operating costs related to company-owned centers were $86,223,000 and $85,212,000, respectively, for fiscal 1992 (see Note 3), $54,678,000 and $52,721,000, respectively, for the transition period, and $184,594,000 and $177,546,000, respectively, for fiscal 1991. Funds received from vendors for marketing programs and product rebates are accounted for as revenue, a reduction of selling, general and administrative expenses or product cost according to the nature of the program.


Franchising Activities
- ----------------------
The Company or its wholly-owned subsidiaries grant franchises, pursuant to the terms of standard agreements, for the operation of business centers. Franchisees are authorized to sell and lease personal computers, related peripherals, software, support services and training as well as other advanced technology under the Company's proprietary service marks "Todays Computers Business Centers" and "TCBC," "Entre," "Connecting Point," "Intelligent Systems Group," "BTC," and "Intelligent Multimedia Dealer Network".

The Company's franchise agreements generally have initial terms of ten years and renewal options for an additional ten years. Certain agreements permit termination by the franchisee upon 60 days notice. In fiscal 1993, 40 franchised business centers were added and 88 were eliminated due to transferring to an affiliate agreement, closing or terminating their agreement, resulting in 840 franchised locations at January 29, 1994. Revenues from initial franchise fees were $0 and $217,000 for fiscal 1993 and 1992, respectively, $409,000 for the transition period and $761,000 for fiscal 1991.


Investment and Other Income
- ---------------------------
Investment income includes interest and dividend income and realized gains and losses on marketable securities. Total interest and dividend income was $5,241,000, $1,086,000, $311,000, and $5,146,000 for fiscal 1993, fiscal 1992, the transition period, and fiscal 1991, respectively.


Income Taxes
- ------------
Until February 2, 1992, the Company utilized Statement of Financial Accounting Standards No. 96, Accounting for Income Taxes ("FAS 96"). In February 1992, FAS 96 was superseded by Statement of Financial Accounting Standards No. 109 ("FAS 109"). In accordance with FAS 109, deferred tax assets and liabilities are recorded for temporary differences which enter into the determination of taxable income in different periods for financial reporting and income tax purposes.
The Company adopted this statement on a prospective basis in the first quarter of the fiscal year ended January 30, 1993. Adoption of this statement did not have a material effect on the Company.


Earnings Per Share
- ------------------
Primary earnings per share is computed using the weighted average number of common shares and dilutive common share equivalents outstanding based on the average market price during the period. The amount of dilution is computed by application of the treasury stock method. Fully diluted earnings per share is computed in substantially the same manner, but includes the dilutive effect of all issuable shares, based on the market price at the end of the period, whether or not they are common share equivalents. Treasury stock transactions are recorded on their trade date and reduce weighted average shares outstanding from that date.


(2)  DISCONTINUED OPERATION AND SALE OF BIZMART

On June 19, 1991, the Company acquired BizMart, a national chain of office products supercenters, for an aggregate purchase price of $195,796,000, including transaction costs. Operations attributed to BizMart included the sale of microcomputers, related equipment and traditional office products. The Company accounted for the acquisition using the purchase method. On March 4, 1993, the Company sold BizMart to OfficeMax, Inc. ("OfficeMax"), a majority-owned subsidiary of Kmart Corporation and received a cash payment totaling $275,236,000, including the purchase price, as defined, of $269,770,000 and repayment of other amounts, consisting principally of intercompany advances after November 28, 1992. The aggregate sale proceeds less the carrying value of net assets sold and costs related to the sale resulted in a gain before tax of $5,582,000. The effective tax rate for the sale of BizMart varies from the effective tax rate for the discontinued operation due to differences between the tax bases of assets sold and their amounts for financial reporting purposes.

Results of BizMart's operations have been reported separately as a discontinued operation in the accompanying Consolidated Statement of Operations. BizMart's operating results excluded from continuing operations are summarized as follows (in thousands):

                                  Fiscal            Fiscal          Transition       Fiscal
                                   1993              1992             Period          1991
                                 --------         ---------         ----------     ---------
Net sales                        $ 60,193         $ 634,962         $ 175,124      $ 160,355
Costs and expenses                 63,737           662,086           172,429        159,445
                                 --------         ---------          --------      ---------
Income (loss) before taxes         (3,544)          (27,124)            2,695            910

Income tax provision (benefit)     (1,076)           (6,964)            1,675          1,246
                                 --------         ---------          --------      ---------
Income (loss) from
  discontinued operation         $ (2,468)        $ (20,160)         $  1,020      $    (336)
                                 ========         =========          ========      =========

BizMart's assets and liabilities were reclassified to a net current asset on the January 30, 1993 Consolidated Balance Sheet and consisted of the following:

     Cash                                          $  3,099,000
     Accounts receivable                              8,747,000
     Inventory                                      141,938,000
     Prepaid expenses and other current assets       11,615,000
     Property and equipment, including
        leasehold improvements                       49,190,000
     Goodwill                                       120,863,000
     Short-term portion of long-term debt              (250,000)
     Accounts payable and accrued expenses          (73,101,000)
     Long-term debt                                    (928,000)
                                                   ------------
        Net assets of discontinued operation       $261,173,000
                                                   ============

BizMart was included in the consolidated federal and certain state income tax returns of the Company. For financial reporting purposes, income tax expense
(benefit) was provided on a separate return basis except that the benefit of net operating losses was measured on a consolidated basis.


(3)  SALE OF COMPANY CENTER DIVISION AND INVESTMENTS IN AFFILIATES

On May 15, 1992, the Company sold certain assets of its Bellevue, WA center to Random Access, Inc. ("RA"), a network member and publicly traded company. The consideration received consisted of $400,000 cash and 92,500 (as adjusted for a reverse two-for-one stock split on June 28, 1993) newly issued unregistered shares representing approximately 1% of RA common stock. The Company accounts for its investment in RA common stock using the cost method. The RA common stock was valued at $294,000 or $3.18 per share. At January 29, 1994, the aggregate market value, based on RA's quoted market price, of the Company's investment in RA was approximately $526,000.

On July 2, 1992, the Company sold substantially all of the remaining operations of its Company Center Division ("CCD") to The Future Now, Inc. ("TFN"), a network member and publicly traded company. The consideration received by the Company consisted of 1,638,377 newly issued unregistered shares of TFN valued at $16,589,000, or $10.12 per share, repayment of intercompany obligations
($27,850,000), warrants valued at $263,000 to purchase 184,498 shares of TFN common stock at an average exercise price of $10.06 per share, and a cash payment of $1,940,000.

The aggregate sale proceeds from the above transactions less the carrying value of net assets sold and costs related to the sales resulted in a gain before tax of $43,000. An incremental tax charge of approximately $1,700,000, arising from differences between the tax bases of assets sold and their amounts for financial reporting purposes, is included in the Company's provision for income taxes for fiscal 1992.

In March 1993, TFN completed a public offering which reduced the Company's equity interest in TFN to 24.3%. In October 1993, the Company purchased an additional 681,447 newly issued unregistered shares of TFN raising the Company's equity interest to 31.1%. The Company accounts for its investment in TFN using the equity method. In fiscal 1993, the Company recognized $2,636,000 as its equity interest in TFN's earnings. At January 29, 1994, the carrying value of the Company's investment in TFN was approximately $29,290,000 and the aggregate market value, based on TFN's quoted market price, was approximately $33,057,000.

Summarized financial information for TFN is as follows (in thousands):

                                     Fiscal            Fiscal
                                      1993              1992
                                    --------          --------
     Current assets                 $223,850          $119,250
     Noncurrent assets                66,709            26,400
     Current liabilities             132,150            67,817
     Noncurrent liabilities           80,649            34,994
     Revenues                        701,834           343,000
     Gross profit                    113,489            59,934
     Net income                        9,303             5,709

The Company sells products to TFN pursuant to a franchise agreement which expires in the year 2000. This agreement may be terminated by TFN upon 90 days notice and payment of certain amounts. During fiscal 1993 and fiscal 1992, sales to TFN approximated $427,000,000 and $212,000,000, respectively, representing approximately 16% and 10%, respectively, of the Company's consolidated revenues from continuing operations.


(4)  CREDIT FACILITIES

On April 18, 1989, the Company issued to certain institutional investors
Subordinated Notes in the aggregate principal amount of $30,000,000 and used net proceeds therefrom to reduce existing borrowings and for working capital purposes. Interest on the Subordinated Notes was payable quarterly at 13.25% per annum. On January 11, 1993, and February 24, 1993, the Company prepaid principal of $12,500,000 and $17,500,000, respectively, to retire the Subordinated Notes in full. Pursuant to terms outlined in the Subordinated
Notes Agreement, the Company paid accrued interest and a prepayment premium totaling $4,454,000 in connection with the early repayment of the Subordinated
Notes. The prepayment premium, together with unamortized deferred financing costs and loan discount are reflected as an extraordinary item, net of the related tax benefit, in the Consolidated Statement of Operations in fiscal 1992.

The Company and its subsidiaries have agreements with various lenders and other creditors to finance product purchases from vendors. On January 25, 1994, the Company amended a financing agreement with a finance company to provide a credit line of $170,000,000 for inventory financing and for general working capital purposes. At January 29, 1994, the Company had $146,800,000 outstanding on this facility which was included in accounts payable on the Consolidated Balance
Sheet. In connection with these arrangements, such creditors have a lien on all of the Company's assets at January 29, 1994. In addition, certain of these arrangements impose financial covenants relating to working capital, net worth, current ratio, liabilities to net worth and earnings.


(5)  LEASE OBLIGATIONS

The Company has noncancelable operating leases for offices, warehouse facilities, and equipment that expire over the next three years. Most of the facilities' leases include renewal options and certain of the equipment leases have purchase options.

Future minimum lease payments under noncancelable leases are as follows:
1994 - $3,441,000, 1995 - $1,814,000, and 1996 - $225,000.  Rent expense recorded for fiscal 1993, fiscal 1992, the transition period and fiscal 1991 amounted to $3,836,000, $3,947,000, $1,216,000, and $4,977,000, respectively.

The Company is guarantor of certain real estate leases of BizMart. OfficeMax has indemnified the Company against potential losses which may result pursuant to such guarantees.


(6)  CAPITAL STOCK

On April 18, 1989, in connection with the issuance of the Subordinated Notes
(see Note 4), the Company granted warrants for the purchase of 1,200,000 shares of common stock at an exercise price of $4.75 per share, exercisable until April
30, 1995, subject to adjustment under certain circumstances. The value of these warrants ($1,090,000) was credited to paid-in capital and was charged to interest expense over the term of the loan. Shares of the Company's common stock have been issued pursuant to the exercise of 120,000 warrants during fiscal 1993, 40,000 warrants during fiscal 1992, 40,000 warrants during the transition period and 1,000,000 warrants during fiscal 1991.

In connection with the August 1989 acquisition of Connecting Point of America, Inc. ("CPA"), the Agreement and Plan of Merger (as amended) provided for the payment of contingent purchase consideration aggregating up to $29,852,000 based on achievement of certain operating results during the 12-month periods ended
March 31, 1990 and 1991. On June 11, 1990, the Company paid the maximum 1990 contingent purchase consideration of $12,000,000 to the former CPA securityholders in cash of approximately $1,200,000 and 1,143,644 shares of the Company's common stock. On May 20, 1991, the Company paid the final additional purchase consideration amount of $17,845,000 comprising $1,652,000 in cash and 1,143,766 shares of common stock.

On March 5, 1991, the Company completed a public offering of 5,873,000 shares of common stock. Proceeds to the Company, net of offering costs, totaled
$96,079,000, including $3,800,000 from the contemporaneous exercise of 800,000 warrants issued in connection with the Subordinated Notes.


Stock Options
- -------------
The Company has a non-qualified stock option plan for employees and directors which permits the granting of options to purchase an aggregate of 8,000,000 shares of common stock to employees and directors of the Company.  This plan is intended to provide an incentive for employees to maximize their efforts and enhance the success of the Company.  Options are generally granted at option prices equivalent to fair market value on the date of grant.  The options are generally exercisable commencing one year after the date of grant in five equal annual installments (unless otherwise provided in the grant) and expire six to ten years after the date of grant, subject to earlier termination and other rules relating to the cessation of employment.

Changes in stock options are summarized as follows:

                                          Number of            Option price
                                          shares              Range per share
                                          ---------           ---------------
Balance outstanding October 31, 1990      3,704,200            $ 0.50-$ 9.31
  Granted                                 1,492,400            $11.50-$14.13
  Exercised                                (407,000)           $ 0.50-$ 9.22
  Canceled                                  (52,400)           $ 2.85-$11.50
                                          ---------

Balance outstanding October 31, 1991      4,737,200            $ 1.25-$14.13
  Granted                                 1,079,400            $10.38-$15.50
  Exercised                                (403,600)           $ 1.25-$ 9.31
  Canceled                                 (456,600)           $ 5.75-$11.50
                                          ---------

Balance outstanding February 1, 1992      4,956,400            $ 1.25-$15.50
  Granted                                   450,000            $10.25-$24.25
  Exercised                                (278,860)           $ 1.25-$11.50
  Canceled                                 (891,240)           $ 2.85-$24.25
                                          ---------

Balance outstanding January 30, 1993      4,236,300            $ 1.56-$15.50
  Granted                                 1,014,100            $15.00-$24.88
  Exercised                              (1,977,160)           $ 1.56-$15.50
  Canceled                                 (666,300)           $ 5.81-$17.00
                                          ---------

Balance outstanding January 29, 1994      2,606,940            $ 2.85-$24.88
                                          =========

As of January 29, 1994, there were 318,220 options exercisable under the employee and director stock option plan at exercise prices ranging from $2.85 to $15.50 per share.

The Company also has a non-qualified stock option plan which permits the granting of options to purchase an aggregate of 2,000,000 shares of common stock to franchisees of the Company. This plan is intended to reward franchisees' performance and commitment to the Company. Options are generally granted at option prices equivalent to fair market value on the date of grant. The options are generally exercisable commencing one year after the date of the grant in five equal annual installments. The options expire six years after the date of grant, subject to earlier termination and other rules relating to default under the terms of the franchise agreement. As of January 29, 1994, there were 145,155 options outstanding under this plan. Of this amount, 58,635 were exercisable at prices ranging from $5.81 to $14.75 per share.

The Company granted 200,000 options (100,000 each in May 1990 and May 1989) to an outside advisor to the Board of Directors of the Company with the same general terms and conditions as those in the non-qualified stock option plan for employees and directors. At January 29, 1994, 100,000 of these options were outstanding. In addition, 200,000 options were granted to an officer of BizMart in connection with the June 1991 acquisition, of which 50,000 were exercised on March 17, 1992 and 150,000 were exercised during fiscal 1993.

As of January 29, 1994, shares of common stock are reserved for issuance for the following purposes:

                                                          Shares
                                                        ---------
Exercise of employee and director stock options         4,296,720
Exercise of franchisee stock options                    1,934,875
Exercise of other stock options                           100,000
                                                        ---------
Total                                                   6,331,595
                                                        =========

(7)  INCOME TAXES

The provision for income taxes consists of the following (in thousands):


                                                                Charge
                                                                in lieu
                                  Current        Deferred       of taxes        Total
                                 ---------       --------       --------      ---------
  January 29, 1994
    Federal                      $  24,632       $ (1,780)                    $  22,852
    State                            2,760           (188)                        2,572
                                 ---------       --------                     ---------
       Total                     $  27,392       $ (1,968)                    $  25,424
                                 =========       ========                     =========
  January 30, 1993
   Federal                       $  15,159       $  1,106                     $  16,265
   State                               969             40                         1,009
                                 ---------       --------                     ---------
       Total                     $  16,128       $  1,146                     $  17,274
                                 =========       ========                     =========
  February 1, 1992
   Federal                       $   6,061       $   (433)                    $   5,628
   State                                52            (24)                           28
                                 ---------       --------                     ---------
       Total                     $   6,113       $   (457)                    $   5,656
                                 =========       ========                     =========
  October 31, 1991
    Federal                      $  19,444       $  1,288       $   1,583     $  22,315
    State                              765            336              83         1,184
                                 ---------       --------       ---------     ---------
       Total                     $  20,209       $  1,624       $   1,666     $  23,499
                                 =========       ========       =========     =========

The charge in lieu of taxes reflects the tax benefit of cumulative temporary differences scheduled to reverse after the acquisition dates of Entre and CPA and the benefit of CPA's pre-acquisition net operating loss carryforward recognized during fiscal 1991. These amounts were credited to goodwill recorded in connection with the Entre and CPA acquisitions.

Deferred income tax balances, and the deferred component of the provision for income taxes, relate to the following cumulative temporary differences (in thousands):

                                      January 29,        January 30,
                                          1994               1993
                                      -----------        -----------
Inventory                             $     1,879        $     1,653
Accounts receivable reserves                  490                 83
Acquisition and sale accruals               3,378                972
Lease termination accruals                     --                 95
Employee benefits                             834                169
Depreciation                                  537                 --
Other accruals                                722                304
                                      -----------        -----------
Deferred tax asset                    $     7,840        $     3,276
                                      ===========        ===========

Deferred gain on sale of CCD          $       989        $       933
Equity in earnings of affiliate             1,372                364
Other                                         429                 --
                                      -----------        -----------
Non-current deferred tax liability    $     2,790        $     1,297
                                      ===========        ===========

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                             Fiscal           Fiscal           Transition           Fiscal
                                              1993             1992              period              1991
                                             ------           ------           ----------           ------
Federal statutory rate                        35.0%            34.0%             34.0%               34.0%
State income taxes, net of federal benefit     2.5              1.7               0.1                 1.3
Amortization of intangibles                    2.7              4.4               3.0                 3.0
Basis difference from sale of CCD               --              4.5                --                  --
Tax-exempt investment income                  (2.1)              --                --                (0.6)
Other                                          0.1             (0.8)             (0.1)                0.2
                                             ------           ------           ----------           ------
                                              38.2%            43.8%             37.0%               37.9%
                                             ======           ======           ==========           ======

(8)  SUPPLEMENTAL CASH FLOW INFORMATION

The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows (in thousands):

                                         Fiscal         Fiscal         Transition    Fiscal
                                          1993           1992            period       1991
                                        -------        --------        ----------   --------
Details of acquisitions:
 Fair value of assets acquired               --              --            --       $246,407
 Liabilities assumed and
  acquisition-related accruals               --              --            --         48,909
 Cash acquired                               --              --            --         16,263
 Payment of contingent purchase
  consideration with common stock            --              --            --         16,193
Details of other investing activities:
 Common stock and warrants received
  from sale of CCD                           --        $ 17,146            --             --
Details of other financing activities:
 Capital lease obligations entered
  into for equipment                         --              --           --             422
 Accrual for repurchase of
  common stock                               --           9,090           --              --
 Accrual of cash dividends declared    $  2,809              --           --              --
Cash paid during the year for:
 Interest                                   767          10,099    $   2,033           6,970
 Income taxes                            22,833          11,559        2,824          19,117


(9)  MAJOR SUPPLIERS

The Company has authorized dealership or distributorship agreements with various manufacturers. Products from certain of these manufacturers comprised the following percentages of the Company's revenues during fiscal 1993, fiscal 1992, the transition period and fiscal 1991:


                                 Fiscal      Fiscal     Transition      Fiscal
                                  1993        1992        period         1991
                                 ------      ------      ----------     ------
   IBM                            15%          18%          24%           24%
   Compaq Computer Corp.          25%          18%          12%           16%
   Apple Computer, Inc.           18%          22%          28%           24%
   Hewlett-Packard Company        22%          20%          15%           14%


(10)  EMPLOYEE BENEFIT PLAN

The Company adopted a 401(K) Tax Deferred Savings Plan (the "Plan") in 1989.
CPA had a separate plan covering eligible CPA employees with similar provisions. These two plans were merged in July 1991. Eligible employees may defer a portion of their total compensation through contributions to the Plan. Until February 1992, the Company matched $0.50 for each dollar contributed by participants subject to certain limitations. Employer matching contributions were temporarily suspended during fiscal 1992, and were reinstated on February 1, 1993. The Company's contributions under the Plan for fiscal 1993, fiscal 1992, the transition period and fiscal 1991 were $313,000, $162,000, $113,000 and $474,000, respectively.


(11)  COMMITMENTS

The Company and its subsidiaries have arrangements with certain finance companies which provide inventory financing facilities for its Network. Five finance companies are currently approved by the Company for use by its Network. The Company monitors the financial stability of the finance companies and requires payment within two days of product shipment. If these arrangements are terminated, the Company would have to develop alternative financing arrangements. In conjunction with these arrangements, the Company has inventory repurchase agreements with the finance companies that would require it to repurchase certain inventory which might be repossessed from the Network by the finance companies. To date, such repurchases have been insignificant.

On October 22, 1993, the Company executed a $20,000,000 guarantee to an inventory finance company on behalf of one of its network integrators, which remained outstanding at January 29, 1994.


(12)  CONTINGENCIES

The Company is involved in various lawsuits in the ordinary course of business. Management of the Company does not expect resolution of these matters to have a material adverse effect on the Company's financial position, results of operations or cash flows.

In March and April, 1992 various actions were filed against the Company and certain directors and officers of the Company and were ordered consolidated for consideration for class action treatment in the United States District Court for the Eastern District of Pennsylvania (In re Intelligent Electronics, Inc. Securities Litigation, No. 92-CV-1905). The consolidated complaint generally alleges that the Company and the other defendants caused or permitted a series of misleading public statements to be made about the Company's operations and that plaintiffs, relying on this information, purchased stock in the Company and subsequently suffered financial harm. The plaintiffs seek an unspecified amount of damages. The case is now proceeding in discovery. Management believes this complaint to be without merit and the Company intends to vigorously defend against these allegations. While management of the Company, based on its investigation of this matter and consultations with counsel, believes resolution of this matter will not have material adverse effect on the Company's financial position, the ultimate outcome of this complaint cannot presently be determined.


(13)  QUARTERLY FINANCIAL DATA (unaudited)

Selected quarterly financial data for the years ended January 29, 1994 and January 30, 1993, is as follows (in thousands, except per share amounts):

                                      First          Second           Third          Fourth         Fiscal
   January 29, 1994                  Quarter         Quarter         Quarter         Quarter         Year
- ----------------------------        --------        --------        --------        --------      ----------
Revenues                            $616,948        $613,245        $675,902        $740,007      $2,646,102
Gross profit                          25,785          26,809          30,156          34,110         116,860
Loss from discontinued
 operation                            (2,468)             --              --              --          (2,468)
Sale of BizMart                        6,298              --              --          (2,022)          4,276
Net income                            12,151           9,194          10,851          10,729          42,925

Earnings (loss) per share:
 Continuing operations              $   0.23        $   0.26        $   0.30        $   0.35      $     1.13
 Discontinued operation                (0.07)             --              --              --           (0.07)
 Sale of BizMart                        0.17              --              --           (0.05)           0.12
                                    --------        --------        --------        --------      ----------
Net income                          $   0.33        $   0.26        $   0.30        $   0.30      $     1.18
                                    ========        ========        ========        ========      ==========

   January 30, 1993
- ----------------------------
Revenues                            $495,809        $466,560        $484,076        $570,241      $2,016,686
Gross profit                          32,960          24,278          22,252          23,803         103,293
Loss from discontinued
 operation                            (1,161)         (6,106)         (8,061)         (4,832)        (20,160)
Income (loss) before
 extraordinary item                    6,796          (4,295)         (2,406)          1,879           1,974
Extraordinary item                        --              --              --          (3,269)         (3,269)
Net income (loss)                      6,796          (4,295)         (2,406)         (1,390)         (1,295)

Earnings (loss) per share:
 Continuing operations              $   0.21        $   0.05        $   0.15        $   0.18      $     0.58
 Discontinued operation                (0.03)          (0.16)          (0.21)          (0.13)          (0.52)
 Extraordinary item                       --              --              --           (0.09)          (0.09)
                                    --------        --------        --------        --------      ----------
 Net income (loss)                  $   0.18        $  (0.11)       $  (0.06)       $  (0.04)     $    (0.03)
                                    ========        ========        ========        ========      ==========

The sum of the quarterly net earnings per share amounts does not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on respective weighted average common shares and share equivalents outstanding.

           Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                   PART III

           Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information contained in the sections titled "Election of Directors" and "Other Matters" in the Proxy Statement for the Annual Shareholders' Meeting to be held on or about May 24, 1994 (the "Proxy Statement"), with respect to directors of the Company, and the information contained in the section titled "Item 1. Business - Executive Officers of the Company" in Part I of this Form 10-K, with respect to executive officers of the Company, are incorporated herein by reference in response to this item.


                       Item 11.  EXECUTIVE COMPENSATION

     The information contained in the section titled "Executive Compensation" in the Proxy Statement (other than the portion thereof contained under the headings "Stock Performance Chart" and "Compensation and Stock Option Committee Report on Executive Compensation"), with respect to executive compensation and the information contained in the section titled "Director Compensation" in the Proxy Statement with respect to Director compensation are incorporated herein by reference in response to this item.


   Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the section titled "Principal Shareholders and Holdings of Officers and Directors" in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.


           Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the section titled "Certain Relationships and Related Transactions" in the Proxy Statement, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

                                    PART IV

  Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report :

                                                                          Page
     (1)  Financial statements:

          Report of Independent Accountants                                13

          Consolidated Balance Sheet, January 29, 1994
          and January 30, 1993                                             14

          Consolidated Statement of Operations, Years
          ended January 29, 1994 and January 30, 1993,
          Transition Period ended February 1, 1992 and
          Year ended October 31, 1991                                       15

          Consolidated Statement of Shareholders'
          Equity, Years ended January 29, 1994 and
          January 30, 1993, Transition Period ended
          February 1, 1992 and Year ended October 31, 1991                  16

          Consolidated Statement of Cash Flows,
          Years ended January 29, 1994 and January 30, 1993,
          Transition Period ended February 1, 1992
          and Year ended October 31, 1991                                   17

          Notes to Consolidated Financial Statements                        18




     (2)  Financial Statement Schedules:

          Schedule I - Marketable Securities - Other Security Investments   33

          Schedule II - Amounts Receivable from Related Parties
          and Underwriters, Promoters, and Employees other
          than Related Parties                                              34

          Schedule VIII - Valuation and Qualifying Accounts
          and Reserves                                                      35

          Schedule IX - Short-term Borrowings                               35

          Schedule XIII - Other Investments                                 36


     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)  (3)   Exhibits:

     * 3.1     Articles of Incorporation of the Company, as amended.  (Exhibit
               3.1 of the Company's Registration Statement No. 33-14436 filed on May 20, 1987 [the "1987 Registration Statement"].)

     * 3.2 Amendment to the Articles of Incorporation of the Company effective June 22, 1987. (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1987 [the "1987 Form 10-K"].)

     * 3.3 By-Laws of the Company. (Exhibit 3.3 to the 1987 Registration Statement.)

     * 3.4     Specimen Certificate of Common Stock, $.01 par value.  (Exhibit
               3.4 to the 1987 Registration  Statement.)

     * 3.5 Amendments to By-Laws of the Company effective June 2, 1987. (Exhibit 3.5 to the 1987 Form 10-K.)

     * 3.6 Amendments to By-Laws of the Company effective March 28, 1990. (Exhibit 3.6 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990 [the "1990 Form 10-K"].)

     * 3.7 Amendments to By-Laws of the Company effective July 4, 1990. (Exhibit 3.7 to the 1990 Form 10-K.)

     * 3.8 Articles of Amendment to the Articles of Incorporation of the Company filed on April 9, 1990. (Exhibit 3.8 to the 1990 Form 10-K.)

     *10.1 Amended and Restated Non-Qualified Stock Option Plan for Employees and Directors. (Exhibit 10.1 to the 1990 Form 10-K.)**

     *10.2     Amended and Restated Non-Qualified Stock Option Plan for
               Franchisees.   (Exhibit 10.2 to the 1990 Form 10-K.)

     *10.3 IBM Personal Computer Agreement between the Company and IBM, as amended. (Exhibit 10.5 to the 1987 Registration Statement.)

     *10.4 COMPAQ Computer Corporation United States Central Purchase Agreement among the Company, TCBC and COMPAQ. (Exhibit 10.5 to the Company's Registration Statement No. 33-27573 filed on March 16, 1989 [the "1989 Registration Statement"].)

     *10.5 Lease dated September 15, 1989 between the Company and Project 73, a Limited Partnership (Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989 [the "1989 Form 10-K"].)

     *10.6 Letter Agreement dated September 1, 1986 between the Company and ERT Associates. (Exhibit 10.9 to the 1987 Registration Statement.)

     *10.7 Loan and Security Agreement ("Loan and Security Agreement") dated as of December 16, 1988 among Intelligent Acquisition Corporation, the Company, Intelligent Investments, Inc. and TCBC and Continental Bank. (Exhibit (b)(3) to the Company's Schedule 14D-1 filed with the Securities and Exchange Commission ("SEC") on November 18, 1988, as amended ["1988 Schedule 14D-1"].)

     *10.8 Joinder to Loan and Security Agreement. (Exhibit 2.7 to the Company's Current Report on Form 8-K filed with the SEC on January 18, 1989.)

     *10.9 Lease Agreement dated January 20, 1989 between the Company and Hankin/Crow Associates. (Exhibit 10.13 to the 1989 Registration Statement.)

     *10.10    IBM Personal Computer Agreement between Entre and IBM.  (Exhibit
               10.14 to the 1989 Registration Statement.)

     *10.11 COMPAQ Computer Corporation Central Purchase Agreement between Entre and COMPAQ. (Exhibit 10.15 to the 1989 Registration Statement.)

     *10.12 Agreement of Lease dated November 25, 1986 between Entre and Tysons Dulles Associates Limited Partnership, as amended. (Exhibit 10.16 to the 1989 Registration Statement.)

     *10.13 Agreement of Lease dated May 2, 1984 among Entre, E.V.E. Joint Venture, Cecil Pruit, Jr., Trustee. (Exhibit 10.17 to the 1989 Registration Statement.)

     *10.14 Note Agreement dated as of March 15, 1989 among the Company, TCBC and Entre and Massachusetts Mutual Life Insurance Company, MassMutual Corporate Investors, MassMutual Participation Investors, Household Commercial Financial Services, Inc. and The Penn Mutual Life Insurance Company, with Schedules and Exhibits. (Exhibit 10.19 to the 1990 Form 10-K.)

     *10.15 Pledge and Security Agreement dated as of March 15, 1989 between the Company and Household Commercial Financial Services, Inc. (Exhibit 10.22 to the 1989 Form 10-K.)

     *10.16 Subordinated Guaranty Agreement dated as of March 15, 1989 of the Company, TCBC and Entre. (Exhibit 10.23 of the 1989 Form 10-K.)

     *10.17 Subordinated Guaranty Agreement of CPA. (Exhibit 10.34 of the 1989 Form 10-K.)

     *10.18    IBM Personal Computer Agreement between CPA and IBM.  (Exhibit
               10.24 to the 1989 Registration Statement.)

     *10.19 Dealer Sales Agreement between CPA and Apple. (Exhibit 10.25 to the 1989 Registration Statement.)

     *10.20 Addendum to Dealer Sales Agreement between CPA and IBM (and related documents). (Exhibit 10.29 to the 1989 Registration Statement.)

     *10.21 Lease Agreement dated as of March 1, 1989 between CPA and Travelers Insurance Company. (Exhibit 10.27 to the 1989 Registration Statement.)

     *10.22 Agreement and Plan of Merger dated as of November 11, 1988 among the Company, Intelligent Acquisition Corporation and Entre. (Exhibit (c)(1) to the 1988 Schedule 14D-1.)

     *10.23 Agreement and Plan of Merger dated as of May 16, 1989 among the Company, Condor Acquisition Corp. ("Condor") and CPA. (Exhibit
               2.1 to the Company's Current Report on Form 8-K filed with the SEC on May 3, 1989.)

     *10.24 First Amendment to Agreement and Plan of Merger dated June 16, 1989 among the Company, Condor and CPA . (Exhibit 2.2 to the Company's Form 8-K filed with the SEC on December 7, 1990 [the "1990 Form 8-K"].)

     *10.25 Second Amendment to Agreement and Plan of Merger dated September 14, 1990 among the Company, Condor and CPA. (Exhibit 2.3 to the 1990 Form 8-K).

     *10.26 Agreement dated July 20, 1990 between the Company and Sun Microsystems, Inc. (Exhibit 10.33 to the 1990 Form 10-K.)

     *10.27 Lease Agreement between MYM Liquidating Trust and the Company dated December 17, 1990. (Exhibit 10.34 to the 1990 Form 10-K.)

     *10.28 Agreement and Plan of Merger dated as of May 10, 1991 among the Company, IEI Acquisition Corp. ("IEI") and BizMart. (Exhibit
               (c)(1) to the Company's Schedule 14D-1 filed with the SEC on May 17, 1991 [the "1991 Schedule 14D-1"].)

     *10.29 Stock Option Agreement dated as of May 10, 1991 among the Company, IEI and James E. Berk. (Exhibit (c)(3) to the 1991
               Schedule 14D-1.) **

     *10.30 Severance Agreement dated as of April 8, 1991 between BizMart and James E. Berk (Exhibit 8 to BizMart's Schedule 14D-9 dated May 17, 1991.) **

     *10.31 Stock Purchase Agreement between Intelligent Electronics, Inc. and OfficeMax, Inc. dated December 3, 1992. (Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended October 31, 1992.)

      10.32 Amendment to Addendum to Agreement for Wholesale Financing (Security Agreement) and Addendum to Addendum to Agreement for Wholesale Financing - Flexible Payment Plan dated January 25, 1994.

      11       Statement re: computation of per share earnings.

      21       Subsidiaries of the Company.

      23       Consent of Price Waterhouse.


(b)  Reports filed on Form 8-K during last fiscal quarter of 1993.

      None







*  Incorporated by reference

** Management contract or compensatory plan or arrangement

                INTELLIGENT ELECTRONICS, INC. and Subsidiaries                                 Schedule I

              Marketable Securities - Other Security Investments

                              At January 29, 1994


                                                                                                Amount at
                                                                                               Which Carried
                                           Principal                           Market            on Balance
       Description                          Amount           Cost              Value               Sheet
- ----------------------------------       -----------      -----------       -----------       --------------

Various tax-exempt mutual funds(1)       $17,530,000      $17,528,205       $17,530,000        $17,530,000

Various tax-exempt variable rate
   demand notes(1)                        43,600,000       43,612,713        43,600,000         43,600,000
                                                                                               -----------
                                                                                               $61,130,000
                                                                                               ===========

(1) Securities of any one individual issuer do not exceed 2 percent of the total assets of the Company.

                INTELLIGENT ELECTRONICS, INC. and Subsidiaries                             Schedule II


                  Amounts Receivable from Related Parties and
               Underwriters, Promoters, and Employees other than
                                Related Parties

           Year ended October 31, 1991, Transition Period ended
    February 1, 1992 and Years ended January 30, 1993 and January 29, 1994



                                                                           Deductions
                                                                         --------------              Balance at
                                             Balance at                              Amounts        end of period
                                             Beginning                 Amounts       Written    ----------------------
Name of Debtor                               of Period    Additions   Collected        Off      Current    Non-current
- -----------------------------------------   -----------   ---------   ---------      -------    -------    -----------
Year ended October 31, 1991:
 Michael R. Shabazian
  unsecured loan agreement
  bearing interest at 9.5%
  per annum, due on demand
  but no later than
  December 31, 1991 (1):                     $113,000      $10,000    ($50,000)         --      $ 73,000        --
                                             ========     ========   ==========      =======    ========   ==========

Transition Period ended February 1, 1992:
 Michael R. Shabazian
  unsecured loan agreement
  bearing interest at 9.5%
  per annum, due on demand
  but no later than
  December 31, 1991:                          $73,000         --      ($73,000)         --        --           --
                                             ========     ========   ==========      =======    ========   ==========

Year ended January 30, 1993:
 Gregory A. Pratt
  unsecured loan agreement
  bearing interest at 6.375%
  per annum, due on demand
  but no later than
  August 4, 1993:                               --        $250,000       --             --     $250,000        --
                                             ========     ========   ==========      =======   ========    ==========

Year ended January 29, 1994:
 Gregory A. Pratt
  unsecured loan agreement
  bearing interest at 6.375%
  per annum, due on demand
  but no later than
  August 4, 1993:                            $250,000        --      ($250,000)         --          --         --
                                             ========     ========   ==========      =======    ========   ==========


(1) Interest rate was reduced to 9.5% in April 1991.

               INTELLIGENT ELECTRONICS, INC. and Subsidiaries                                Schedule VIII

                Valuation and Qualifying Accounts and Reserves

             Year ended October 31, 1991, Transition Period ended
    February 1, 1992 and Years ended January 30, 1993 and January 29, 1994

                                                                   Additions
                                                              -------------------
                                            Balance at      Charged to      Charged to                        Balance at
                                            beginning       costs and         other         Deductions/         end
Description                                 of period        expenses        accounts       write-offs        of period
- ----------------------------------------    ----------      ----------      ----------      -----------      -----------
Allowance for doubtful accounts:

Year ended October 31, 1991                 $1,750,000       $622,000      ($368,000)      ($1,396,000)      $608,000
                                            ==========       ========      ==========       ===========      ==========

Transition Period ended February 1, 1992      $608,000       $119,000             --         ($125,000)      $602,000
                                            ==========       ========      ==========       ===========      ==========

Year ended January 30, 1993                   $602,000       $381,000             --         ($750,000)      $233,000
                                            ==========       ========      ==========       ===========      ==========

Year ended January 29, 1994                   $233,000       $375,000             --         ($210,000)      $398,000
                                            ==========       ========      ==========       ===========      ==========



                            Short-term Borrowings                                             Schedule IX

             Year ended October 31, 1991, Transition Period ended
    February 1, 1992 and Years ended January 30, 1993 and January 29, 1994

                                                                    Maximum           Average           Weighted
                                                    Weighted         Amount            Amount            Average
                                       Balance       Average      Outstanding       Outstanding       Interest Rate
   Category of Aggregate               at end       Interest       during the        during the         during the
   Short-term Borrowings              of Period       Rate         Period (2)        Period (3)         Period (4)
- -----------------------------------   ---------     --------      -----------       -----------       -------------
Year ended October 31, 1991:
Notes payable - Bank (1)                 --            --            $418,000          $958,000            8.5%

Transition Period ended
February 1, 1992:
Notes payable - Bank (1)                 --            --               --             $498,000            7.6%

Year ended January 30, 1993:
Notes payable - Finance Company (1)      --            --         $21,600,000        $2,795,000            7.2%

Year ended January 29, 1994:
Notes payable - Finance Company (1)      --            --               --           $1,094,000            7.1%

(1) Notes payable to bank and finance company represent borrowings classified as short-term obligations under line of credit borrowing arrangements.
(2) Highest month-end balance during the period.
(3) The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by 360.
(4) The weighted average interest rate during the year was computed by dividing the actual interest expense during the period by average short-term debt outstanding.


              INTELLIGENT ELECTRONICS, INC. and Subsidiaries                               Schedule XIII

                               Other Investments

                              At January 29, 1994

                                                                                               Amount at
                                                                                             Which Carried
                                         Number of                           Market            on Balance
       Description                        Shares           Cost              Value               Sheet
- ----------------------------------       ---------      -----------       -----------        --------------

Investment in The Future Now, Inc.       2,319,824      $29,290,137       $33,057,492          $29,290,137

Investment in Random Access, Inc.           92,500          294,225           526,094              294,225

Other investments(1)                        33,102          511,736             N/A                511,736
                                                                                             -------------
                                                                                               $30,096,098
                                                                                             =============


(1) The Company has an investment in a privately-held corporation.  The market value of this corporation is not readily determinable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   INTELLIGENT ELECTRONICS, INC.


Date:  April 21, 1994              /s/Richard D. Sanford
                                   -------------------------------------
                                   Richard D. Sanford, Chief
                                   Executive Officer and
                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 21, 1994              /s/ Richard D. Sanford
                                   ------------------------------------
                                   Richard D. Sanford, Chief Executive
                                   Officer and Chairman of the Board


Date:  April 21, 1994              /s/ Gregory A. Pratt
                                   -------------------------------------
                                   Gregory A. Pratt, President
                                   Chief Operating Officer


Date:  April 21, 1994              /s/ Edward A. Meltzer
                                   -------------------------------------
                                   Edward A. Meltzer, Chief Financial
                                   Officer, Vice President, Principal
                                   Accounting Officer


Date:  April 21, 1994              /s/ Arnold S. Hoffman
                                   -------------------------------------
                                   Arnold S. Hoffman, Director


Date:  April 21, 1994              /s/ William Rulon-Miller
                                   -------------------------------------
                                   William Rulon-Miller, Director


Date:  April 21, 1994              /s/ Barry M. Abelson
                                   -------------------------------------
                                   Barry M. Abelson, Director


Date:  April 21, 1994              /s/ Roger J. Fritz
                                   -------------------------------------
                                   Roger J. Fritz, Director

                               INDEX TO EXHIBITS

Exhibit                                                Sequential Page No.

10.32     Amendment to Addendum to Agreement for
          Wholesale Financing (Security Agreement)
          and Addendum to Addendum to Agreement for
          Wholesale Financing - Flexible Payment Plan
          dated January 25, 1994.                                40

11        Statement re: computation of per share earnings.       52

21        Subsidiaries of the Company.                           54

23        Consent of Price Waterhouse.                           55