Form 10-Q
period 1994-04-30
INTELLIGENT ELECTRONICS INC
filed 1994-06-09
CIK 814430

Intelligent Electronics, Inc. and Subsidiaries

                                         INDEX

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

             Consolidated Balance Sheet

                   April 30, 1994 and January 29, 1994                       3

             Consolidated Statement of Operations

                   Three Months Ended April 30, 1994
                   and May 1, 1993                                           4

             Consolidated Statement of Cash Flows

                   Three Months Ended April 30, 1994
                   and May 1, 1993                                           5

                   Notes to Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                 8


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                  10


SIGNATURES                                                                  13

PART I - FINANCIAL INFORMATION                                               FORM 10-Q

                              INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                                        Consolidated Balance Sheet
                                (in thousands, except share-related data)

                                                                 April 30,                January 29,
                                                                   1994                      1994
                                                              --------------            --------------
                                                                (unaudited)

                                                  Assets
Current assets:
  Cash and cash equivalents                                   $   135,606               $    122,249
  Marketable securities available for sale                         44,799                     61,130
  Accounts receivable, net                                         22,353                      9,524
  Inventory                                                       306,400                    251,044
  Prepaid expenses and other current assets                        12,048                      8,872
  Deferred income taxes                                             7,241                      7,840
                                                              -------------             --------------
   Total current assets                                           528,447                    460,659

Property and equipment                                             13,177                     11,371
Intangible assets, primarily goodwill, net                         70,405                     71,585
Investments in affiliates                                          30,857                     30,096
Other assets                                                        3,300                      3,300
                                                              -------------             --------------
     Total assets                                             $   646,186               $    577,011
                                                              =============             ==============

                                   Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                            $   386,265               $    334,341
  Accrued liabilities                                              27,214                     21,025
                                                              -------------             --------------
   Total current liabilities                                      413,479                    355,366
                                                              -------------             --------------

Other liabilities                                                   3,114                      2,795

Commitments and contingencies                                          --                         --

Shareholders' equity:
  Common stock $.01 par value per share:
    Authorized 100,000,000 shares,
      issued and outstanding:
      39,364,859 and 39,310,439 shares                                394                        393
  Additional paid-in capital                                      219,738                    219,107
  Treasury stock                                                  (57,181)                   (57,181)
  Retained earnings                                                66,509                     56,531
  Unrealized holding gain on securities and investments               133                         --
                                                              -------------             --------------
   Total shareholders' equity                                     229,593                    218,850
                                                              -------------             --------------
     Total liabilities and shareholders' equity               $   646,186               $    577,011
                                                              =============             ==============

See accompanying notes to consolidated financial statements.

                      INTELLIGENT ELECTRONICS, INC. and Subsidiaries                           FORM 10-Q
                            Consolidated Statement of Operations
                            (in thousands, except per-share data)
                                          (unaudited)

                                                                         Three months ended
                                                                       ----------------------
                                                                 April 30,                May 1,
                                                                   1994                    1993
                                                              --------------           -------------
Revenues                                                      $   762,314              $   616,948

Cost of goods sold                                                726,847                  591,163
                                                              --------------           -------------
  Gross profit                                                     35,467                   25,785
                                                              --------------           -------------
Operating expenses:
  Selling, general and administrative expenses                     15,248                   12,325
  Amortization of intangibles, primarily goodwill                   1,180                    1,180

    Total operating expenses                                       16,428                   13,505

Income from operations                                             19,039                   12,280

Other income (expense):
  Investment and other income, net                                  1,096                    1,138
  Interest expense                                                   (164)                    (355)
  Equity in earnings of affiliate                                     626                      719
                                                              --------------           -------------
Income from continuing operations before
  provision for income taxes                                       20,597                   13,782

Provision for income taxes                                          7,804                    5,461
                                                              --------------           -------------

Discontinued operation:
  Loss from discontinued operation (net of tax
    benefit of $1,076)                                                 --                   (2,468)
  Gain on sale of BizMart (net of tax expense of $2,284)               --                    6,298
                                                              --------------           -------------
Net income                                                    $    12,793              $    12,151
                                                              ==============           =============

Income (loss) per common share and share equivalent:

  Continuing operations                                       $      0.36              $      0.23
  Discontinued operation                                               --                    (0.07)
  Sale of BizMart                                                      --                     0.17
                                                              --------------           -------------
    Net income per share                                      $      0.36              $      0.33
                                                              ==============           =============

Dividends declared per share                                  $      0.08              $        --
                                                              ==============           =============

Weighted average number of common shares and share equivalents outstanding:

    Primary and fully diluted                                      36,034                   36,774

See accompanying notes to consolidated financial statements.

               INTELLIGENT ELECTRONICS, INC. and Subsidiaries                                  FORM 10-Q
                    Consolidated Statement of Cash Flows
                              (in thousands)
                                (unaudited)
                                                                                 Three months ended
                                                                                --------------------
                                                                        April 30,                 May 1,
                                                                           1994                    1993
                                                                      --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $    12,793               $    12,151
  Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
     Depreciation and amortization                                          2,223                     2,255
     Provision for deferred taxes                                             796                    (2,071)
     Provision for losses on trade receivables                                 27                        12
     Provision for write-down of inventory                                     88                       200
     Loss from discontinued operation                                          --                     2,468
     Gain on sale of BizMart                                                   --                    (6,298)
     Equity in earnings of affiliate                                         (626)                     (719)
     Changes in assets and liabilities, net of effects
          from acquisitions and sales:
         Accounts receivable                                              (12,856)                   (3,965)
         Inventory                                                        (55,444)                   14,167
         Other current assets                                              (3,176)                     (943)
         Accounts payable                                                  51,901                   (54,592)
         Accrued liabilities                                                6,183                     2,011
                                                                      --------------           --------------
  Net cash provided by (used for) operating activities                      1,909                   (35,324)
                                                                      --------------           --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment, net of disposals                  (2,670)                   (1,165)
  Sales and maturities of marketable securities                            35,000                        --
  Purchases of marketable securities                                      (18,669)                       --
  Proceeds from sale of BizMart                                                --                   275,236
                                                                      --------------           --------------
  Net cash provided by investing activities                                13,661                   274,071
                                                                      --------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of Subordinated Debt                                               --                   (17,500)
  Common stock repurchased                                                     --                   (33,920)
  Cash dividends paid                                                      (2,809)                       --
  Proceeds from exercise of stock options                                     632                     8,212
  Reduction in capital lease obligations                                      (36)                      (29)
                                                                       --------------          --------------
  Net cash used for financing activities                                   (2,213)                  (43,237)
                                                                       --------------          --------------
Net cash provided by continuing operations and sale of BizMart             13,357                   195,510
Cash used for discontinued operation                                           --                    (5,562)
                                                                       --------------          --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  13,357                   189,948
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          122,249                    52,498
                                                                       --------------          --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  135,606               $   242,446
                                                                       ==============          ==============


See accompanying notes to consolidated financial statements.

                   Intelligent Electronics, Inc. and Subsidiaries

                     Notes to Consolidated Financial Statements

                                   (unaudited)

(1)      Basis of Presentation
         ---------------------
The consolidated financial statement information included herein is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair statement of the results for the interim periods presented. Such adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended January 29, 1994.


(2)      New Accounting Pronouncement
         ----------------------------
On January 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("FAS 115"), Accounting for Certain Investments in Debt and Equity Securities. FAS 115 requires that certain investments in debt and equity securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading. Adoption of this statement did not have a material effect on the Company's financial position or results of operations; however, certain amounts in the January 29, 1994, Consolidated Balance Sheet have been reclassified for comparative purposes.


(3)      Discontinued Operation and Sale of BizMart
         ------------------------------------------
On March 4, 1993, the Company sold Bizmart, Inc. ("BizMart") to OfficeMax, Inc. Accordingly, results of BizMart's operations have been reported separately as a discontinued operation in the accompanying Consolidated Statement of Operations. BizMart's operating results for the period from January 31, 1993 to March 4, 1993 have been excluded from continuing operations and are summarized as follows:


       Revenues                                   $   60,193
       Costs and expenses                             63,736
                                                  -----------
       Loss before income taxes                       (3,543)
       Income tax expense (benefit)                   (1,075)
                                                  -----------
       Loss from discontinued operation           $   (2,468)
                                                  ===========


(4)      Investments in Affiliates
         -------------------------
The Company has an investment in The Future Now, Inc. ("TFN"), a network member and publicly-traded company. The Company accounts for this investment using the equity method. For the quarter ended April 30, 1994, the Company recognized $626,000 in income as its proportionate share of TFN's net income. As of April 30, 1994, the carrying value of the TFN common stock was approximately $29,916,000 and the aggregate market price, based on TFN's quoted market price, was approximately $32,478,000.

The Company also has an investment in Random Access, Inc. ("RA"), a network member and publicly-traded company. The Company accounts for this investment as available-for-sale in accordance with FAS 115. The carrying value of the RA common stock was increased to fair market value with the corresponding credit to shareholders' equity. At April 30, 1994, based on RA's quoted market price, the fair market value of the Company's investment in RA was approximately $428,000.


(5)      Common Stock Dividends
         ----------------------
On March 1, 1994, the Company paid the fourth quarter cash dividend of $0.08 per share which was declared on February 1, 1994 for shareholders of record on February 15, 1994.

On May 4, 1994, the Board of Directors declared the first quarter cash dividend of $0.08 per share to shareholders of record on May 18, 1994, which was paid on June 1, 1994.

On May 24, 1994, the Board of Directors increased the subsequent quarterly dividend rate from $0.08 per share to $0.10 per share.


(6)      Supplemental Cash Flow Information
         ----------------------------------
Cash payments during the three-month periods ended April 30, 1994 and May 1, 1993 included interest of $377,000 and $509,000, respectively, and income taxes of $1,810,000 and $2,778,000, respectively.

In February 1994, the Company entered into a capital lease obligation for computer equipment totaling $181,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations

Introduction
- - ------------
On March 4, 1993, the Company sold BizMart, a national chain of office products supercenters, to OfficeMax. Accordingly, BizMart is reflected as a discontinued operation in the accompanying consolidated financial statements. Unless otherwise specified, amounts and disclosures referred to herein relate to the Company's continuing operations.


Results of Continuing Operations
- - --------------------------------
Revenues increased 24% to $762,314,000 for the quarter ended April 30, 1994 compared to $616,948,000 for the quarter ended May 1, 1993. The increase was due primarily to increased revenues from existing network integrators resulting from continued strong business demand for premium, brand name computers and peripherals and the addition of new members to the network.

Gross profit as a percentage of revenues for the quarter ended April 30, 1994 was 4.7% compared to 4.2% for the quarter ended May 1, 1993. The increase in gross margin percent was due to the larger volume of revenue generated from higher margin, advanced technology products and taking advantage of purchasing opportunities.

Selling, general and administrative expenses increased from $12,325,000 for the quarter ended May 1, 1993 to $15,248,000 for the quarter ended April 30, 1994. As a percentage of revenue, selling, general and administrative expenses remained constant at 2.0%. Costs increased to service the higher volume of revenues and the larger network and to support new programs.

Investment and other income declined slightly for the quarter ended April 30, 1994 when compared to the quarter ended May 1, 1993. Interest expense also declined for the quarter ended April 30, 1994. These decreases can be primarily attributable to the use of available cash to pay off interest-bearing inventory financing and the payments for cash dividends and share repurchases throughout the prior year.

For the quarter ended April 30, 1994, the Company recognized $626,000 as its proportionate share of TFN's net income. For the quarter ended May 1, 1993, the Company recognized $473,000 as its proportionate share of TFN's net income and, also, recognized a gain of $246,000 as a result of a public offering of common stock by TFN.

The Company's effective tax rate decreased from 39.6% for the quarter ended May 1, 1993 to 37.9% for the quarter ended April 30, 1994. Factors primarily responsible for this decrease during the quarter ended April 30, 1994 were higher pre-tax earnings, increased tax-exempt investment income and a change in the Company's effective state tax rate, offset by a rise in the federal statutory rate.

Income from continuing operations increased to $12,793,000 for the quarter ended April 30, 1994 from $8,321,000 for the quarter ended May 1, 1993, for the reasons outlined above.

The new financing programs established by the Company and the planned expanded selection of computer technology products stocked in inventory did not have a material effect on the Company's operations during the quarter ended April 30, 1994. In the future, these programs and products are expected to facilitate incremental sales, contribute gross margin, increase selling, general and administrative expenses and increase accounts receivable and inventory.


Liquidity and Capital Resources
- - -------------------------------
The Company has financed its growth to date from stock offerings, bank and subordinated borrowings, inventory financing and internally generated funds. The principal uses of its cash have been to fund its accounts receivable and inventory, make acquisitions, repurchase common stock and pay cash dividends.

During the quarter ended April 30, 1994, the Company's operating activities generated $1,909,000 in cash. At April 30, 1994, the Company had cash, cash equivalents and marketable securities totaling $180,405,000 ($183,379,000 at January 29, 1994). Working capital totaled $114,968,000 at April 30, 1994 compared to $105,293,000 at January 29, 1994. With the new financing programs offered by the Company and the planned expanded selection of inventory, working capital requirements are expected to increase in the future. The Company also has a $170,000,000 financing agreement with a finance company. At April 30, 1994, the Company had approximately $86,754,000 outstanding on this facility, which was included in accounts payable on the Consolidated Balance Sheet. The Company's $20,000,000 guarantee to an inventory finance company on behalf of a member of its network remained in place at April 30, 1994.

During the quarter ended April 30, 1994, the Company paid the quarterly dividend of $0.08 per share which was declared on February 1, 1994. On May 4, 1994, the Company's Board of Directors declared a dividend of $0.08 per share to shareholders of record on May 18, 1994, which was paid on June 1, 1994. On May 24, 1994, the Board of Directors increased the subsequent quarterly dividend rate from $0.08 per share to $0.10 per share.

Based on the Company's current level of operations and expected requirements, management believes that the Company's cash and marketable securities, internally-generated funds, and available financing arrangements and opportunities will be sufficient to meet the Company's cash requirements for the foreseeable future.


Inflation and Seasonality
- - -------------------------
The Company believes that inflation has not had a material impact on its operations or liquidity to date. The Company's financial performance does not exhibit significant seasonality, although certain computer product lines have displayed a seasonal pattern with peaks occurring near the end of the calendar year.

                Intelligent Electronics, Inc. and Subsidiaries

                          Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits

                 Exhibit 11.  Statement re:  Computation of Per Share Earnings

          (b)    Reports on Form 8-K.

                 None.


INTELLIGENT ELECTRONICS, INC. and Subsidiaries                                                     Exhibit 11
Primary Income Per Share Calculation                                                              Page 1 of 2

                                                                Three months ended
                                          -----------------------------------------------------------

                                                April 30, 1994                     May 1, 1993
                                          --------------------------       --------------------------

                                               $          Per Share             $          Per Share
                                          ------------   -----------       ------------   -----------

Continuing operations                      12,793,000       $0.36            8,321,000       $0.23
Discontinued operation                             --          --           (2,468,000)      (0.07)
Sale of BizMart                                    --          --            6,298,000        0.17
                                          ------------   -----------       ------------    ----------
Net income                                 12,793,000       $0.36           12,151,000       $0.33
                                          ============   ===========       ============   ===========
Weighted average common shares
  outstanding, common share equivalents
  & other dilutive securities                            36,033,562                       36,762,920
                                                         ===========                      ===========


Computation of Common Shares, Common Share Equivalents
  & Other Dilutive Securities

                                                              Three months ended
                                            ----------------------------------------------------------

                                                April 30, 1994                    May 1, 1993
                                            --------------------------      --------------------------
                                               End of        Weighted          End of        Weighted
                                               Period         Average          Period         Average
                                            -----------    -----------      -----------    -----------

Common shares outstanding                   39,364,859     35,130,428       37,688,944     35,573,439

Common share equivalents:
  Options                                    2,764,725      2,819,425        3,642,800      4,396,150

    Assumed repurchased @ average price                    (1,916,291)                     (3,284,380)

  Warrants                                           0              0          120,000        120,000

    Assumed repurchased @ average price                             0                         (42,289)
                                                           -----------                     -----------

Weighted average common share equivalents                     903,134                       1,189,481
                                                           -----------                     -----------
Weighted average common shares
  outstanding, common share equivalents
  & other dilutive securities                              36,033,562                      36,762,920
                                                           ===========                     ===========



INTELLIGENT ELECTRONICS, INC. and Subsidiaries                                                        Exhibit 11
Fully Diluted Income Per Share Calculation                                                            Page 2 of 2

                                                                Three months ended
                                          ------------------------------------------------------------

                                              April 30, 1994(1)                     May 1, 1993
                                          --------------------------        --------------------------

                                               $          Per Share               $         Per Share
                                          ------------   -----------        ------------   -----------

Continuing operations                      12,793,000       $0.36             8,321,000       $0.23
Discontinued operation                             --          --            (2,468,000)      (0.07)
Sale of BizMart                                    --          --             6,298,000        0.17
                                          ------------   -----------        ------------   -----------

Net income                                 12,793,000       $0.36            12,151,000       $0.33
                                          ============   ===========        ============   ===========

Weighted average common shares outstanding,
  common share equivalents & other
  dilutive securities                                     36,033,562                        36,773,919
                                                         ===========                       ===========


Computation of Common Shares, Common Share Equivalents
  & Other Dilutive Securities

                                                              Three months ended
                                           -----------------------------------------------------------

                                                April 30, 1994(1)                   May 1, 1993
                                           ---------------------------     ---------------------------

                                             End of        Weighted          End of        Weighted
                                             Period         Average          Period         Average
                                           -----------    -----------      -----------    -----------

Common shares outstanding                   39,364,859     35,130,428       37,688,944     35,573,439

Common share equivalents:
  Options                                    2,764,725      2,819,425        3,642,800      4,396,150

    Assumed repurchased @ ending price                     (1,916,291)                     (3,273,448)

  Warrants                                           0              0          120,000        120,000

    Assumed repurchased @ ending price                              0                         (42,222)
                                                          -----------                      -----------

Weighted average common share equivalents                     903,134                       1,200,480
                                                          -----------                      -----------

Weighted average common shares outstanding,
  common share equivalents & other
  dilutive securities                                      36,033,562                      36,773,919
                                                          ===========                     ===========


(1) For the three months ended April 30, 1994, the average market price for the period exceeded the ending market price.  As such, fully diluted earnings per share was antidilutive.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Intelligent Electronics, Inc.



                                           /s/ Edward A. Meltzer
                                           ------------------------------------
                                           Edward A. Meltzer
                                           Vice President, Chief
                                            Financial Officer and
                                            Chief Accounting Officer



Date:  June 9, 1994