Form 10-Q
period 1994-07-30
INTELLIGENT ELECTRONICS INC
filed 1994-09-14
CIK 814430

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C. 20549

                                      FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           FOR THE QUARTERLY PERIOD ENDED July 30, 1994.

                                        OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

           FOR THE TRANSITION PERIOD FROM __________  TO _____________ .

Commission file number 0-15991

                           Intelligent Electronics, Inc.
                           -----------------------------
               (Exact name of registrant as specified in its charter)

                    Pennsylvania                          23-2208404
            ------------------------------           -------------------
           (State or other jurisdiction of              (IRS Employer
           incorporation or organization)            Identification No.)

             411 Eagleview Boulevard, Exton, PA                19341
           ----------------------------------------          ----------
           (Address of principal executive offices)          (Zip Code)

                                      (610) 458-5500
                                      ---------------
                      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  __X__              No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,257,119 shares of Common Stock, par value $0.01 per share were outstanding at September 2, 1994.

                  Intelligent Electronics, Inc. and Subsidiaries

                                        INDEX


                                                                        Page No.
                                                                        --------

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheet

                     July 30, 1994 and January 29, 1994                      3

             Consolidated Statement of Operations

                     Three and Six Months Ended July 30, 1994
                     and July 31, 1993                                       4

             Consolidated Statement of Cash Flows

                     Six Months Ended July 30, 1994
                     and July 31, 1993                                       5

             Notes to Consolidated Financial Statements                      6

Item 2.      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                               8


PART II.     OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders            10

Item 6.      Exhibits and Reports on Form 8-K                               10


SIGNATURES                                                                  13

PART I - FINANCIAL INFORMATION                                                                       FORM 10-Q
                                              INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                                                        Consolidated Balance Sheet
                                                 (in thousands, except share-related data)

                                                       July 30,          January 29,
                                                         1994               1994
                                                      -----------        -----------
                                                      (unaudited)
                                 Assets
Current assets:
  Cash and cash equivalents                             $146,041          $122,249
  Marketable securities available for sale                35,814            61,130
  Accounts receivable, net                                22,973             9,524
  Inventory                                              329,828           251,044
  Prepaid expenses and other current assets               13,290             8,872
  Deferred income taxes                                    7,040             7,840
                                                        --------          --------
  Total current assets                                   554,986           460,659

Property and equipment                                    14,612            11,371
Intangible assets, primarily goodwill, net                69,225            71,585
Investments in affiliates                                 16,448            30,096
Other assets                                               7,998             3,300
                                                        --------          --------
     Total assets                                       $663,269          $577,011
                                                        ========          ========

                           Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                      $413,758          $334,341
  Accrued liabilities                                     19,819            21,025
                                                        --------          --------
   Total current liabilities                             433,577           355,366
                                                        --------          --------
Other liabilities                                          1,504             2,795

Commitments and contingencies                                 --               --

Shareholders' equity:
 Common stock $.01 par value per share:
    Authorized 100,000,000 shares,
      issued and outstanding:
      39,467,719 and 39,310,439 shares                       394               393
 Additional paid-in capital                              220,754           219,107
 Treasury stock                                          (58,637)          (57,181)
 Retained earnings                                        65,732            56,531
 Unrealized holding loss on securities and investments       (55)               --
                                                        --------          --------
 Total shareholders' equity                              228,188           218,850
                                                        --------          --------
  Total liabilities and shareholders' equity            $663,269          $577,011
                                                        ========          ========

See accompanying notes to consolidated financial statements.

                                              INTELLIGENT ELECTRONICS, INC. and Subsidiaries                              FORM 10-Q
                                                   Consolidated Statement of Operations
                                                   (in thousands, except per-share data)
                                                                (unaudited)

                                                    Three months ended            Six months ended
                                                    ------------------            -----------------
                                                  July 30,     July 31,        July 30,      July 31,
                                                    1994         1993           1994           1993
                                                 ----------   ----------     -----------   -----------
Revenues                                         $ 793,274    $ 613,245      $1,555,588    $1,230,193
Cost of goods sold                                 755,300      586,436       1,482,147     1,177,599
                                                 ----------   ----------     -----------   -----------
  Gross profit                                      37,974       26,809          73,441        52,594
                                                 ----------   ----------     -----------   -----------
Operating expenses:
  Selling, general and administrative expenses      18,610       12,642          33,858        24,967
  Amortization of intangibles, primarily goodwill    1,180        1,180           2,360         2,360
                                                 ----------   ----------     -----------   -----------
    Total operating expenses                        19,790       13,822          36,218        27,327
                                                 ----------   ----------     -----------   -----------
Income from operations                              18,184       12,987          37,223        25,267

Other income (expense):
  Investment and other income, net                   1,214        1,472           2,310         2,610
  Interest expense                                    (459)          (1)           (623)         (356)
                                                 ----------   ----------     -----------   -----------
Income from continuing operations before
  provision for income taxes and equity in
  earnings (loss) of affiliate                      18,939       14,458          38,910        27,521

Provision for income taxes                           7,245        5,552          14,817        10,751
                                                 ----------   ----------     -----------   -----------
Income from continuing operations before
  equity in earnings (loss) of affiliate            11,694        8,906          24,093        16,770

Equity in earnings (loss) of affiliate (net of
  tax expense/(benefit) of $(5,285), $173,
  $(5,053) and $435)                                (8,999)         288          (8,605)          745
                                                 ----------   ----------     -----------   -----------
Income from continuing operations                    2,695        9,194          15,488        17,515

Discontinued operation:
  Loss from discontinued operation (net of
    tax benefit of $1,076)                              --           --              --        (2,468)
  Gain on sale of BizMart (net of tax expense
    of $2,284)                                          --           --              --         6,298
                                                 ----------   ----------     -----------   -----------
Net income                                       $   2,695     $  9,194      $   15,488    $   21,345
                                                 ==========   ==========     ===========   ===========

Income (loss) per common share and share equivalent:

  Continuing operations                          $    0.08    $    0.26      $     0.43    $     0.48
  Discontinued operation                                --           --              --         (0.06)
  Sale of BizMart                                       --           --              --          0.17
                                                 ----------   ----------     -----------   -----------
    Net income per share                         $    0.08    $    0.26      $     0.43    $     0.59
                                                 ==========   ==========     ===========   ===========

Dividends declared per share                     $    0.10    $    2.08      $     0.18    $     2.08
                                                 ==========   ==========     ===========   ===========
Weighted average number of common shares
  and share equivalents outstanding:

    Primary and fully diluted                       35,850       35,920          35,952        36,386


See accompanying notes to consolidated financial statements.

                                            INTELLIGENT ELECTRONICS, INC. and Subsidiaries               FORM 10-Q
                                                 Consolidated Statement of Cash Flows
                                                            (in thousands)
                                                              (unaudited)
                                                                   Six months ended
                                                                  ------------------
                                                               July 30,         July 31,
                                                                 1994             1993
                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $  15,488        $  21,345
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
  Depreciation and amortization                                   4,598            4,441
    Provision for deferred taxes                                 (4,288)          (2,833)
    Provision for losses on trade receivables                        63              245
    Provision for write-down of inventory                           564              996
    Loss from discontinued operation                                 --            2,468
    Gain on sale of BizMart                                          --           (6,298)
    Equity in (earnings) loss of affiliate                       13,658           (1,180)
    Changes in assets and liabilities, net of effects
     from acquisitions and sales:
    Accounts receivable                                         (13,512)          (8,364)
    Inventory                                                   (79,348)             587
    Other current assets                                         (4,418)            (802)
    Accounts payable                                             78,689          (26,032)
    Accrued liabilities                                          (1,873)             968
                                                             -----------      -----------
  Net cash provided by (used for) operating activities            9,621          (14,459)
                                                             -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                            (27,319)         (93,150)
  Sales and maturities of marketable securities                  52,592           22,000
  Acquisition of property and equipment, net of disposals        (5,297)          (2,430)
  Proceeds from sale of BizMart                                      --          275,236
  Investment in and loan to affiliates                           (1,018)              --
                                                             -----------      -----------
  Net cash provided by investing activities                      18,958          201,656
                                                             -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of Subordinated Debt                                     --          (17,500)
  Common stock repurchased                                         (719)         (55,375)
  Cash dividends paid                                            (5,624)         (72,356)
  Proceeds from exercise of stock options                         1,648           15,861
  Proceeds from exercise of warrants                                 --              570
  Reduction in capital lease obligations                            (92)             (58)
                                                             -----------      -----------
  Net cash used for financing activities                         (4,787)        (128,858)
                                                             -----------      -----------
Net cash provided by continuing operations and sale of BizMart   23,792           58,339
Cash used for discontinued operation                                 --           (5,562)
                                                             -----------      -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                        23,792           52,777
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                122,249           52,498
                                                             -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 146,041        $ 105,275
                                                             ===========      ===========

See accompanying notes to consolidated financial statements.

                          Intelligent Electronics, Inc.

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

(2)   New Accounting Pronouncement
      ----------------------------
On January 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("FAS 115"), Accounting for Certain Investments in Debt and Equity Securities. FAS 115 requires certain investments in debt and securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading. Adoption of this statement did not have a material effect on the Company's financial position or results of operations; however, certain amounts in the January 29, 1994 Consolidated Balance Sheet have been reclassified for comparative purposes.

(3)   Discontinued Operation and Sale of BizMart
      ------------------------------------------
On March 4, 1993, the Company sold BizMart, Inc. ("BizMart") to OfficeMax, Inc. Accordingly, results of BizMart's operations have been reported separately as a discontinued operation in the accompanying Consolidated Statement of Operations. BizMart's operating results for the period from January 31, 1993 to March 4, 1993 have been excluded from continuing operations and are summarized as follows (in thousands):

       Revenues                                   $     60,193
       Costs and expenses                               63,737
                                                  -------------
       Loss before income taxes                         (3,544)
       Income tax benefit                               (1,076)
                                                  -------------
       Loss from discontinued operation           $     (2,468)
                                                  =============

(4)   Investments in Affiliates
      -------------------------
The Company has an investment in The Future Now, Inc. ("TFN"), a network member and publicly-traded company. The Company accounts for this investment using the equity method. For the quarter ended July 30, 1994, the Company recognized a loss of $8,999,000 after taxes as its proportionate share of TFN's net loss. As of July 30, 1994, the carrying value of the TFN common stock was approximately $15,691,000 and the aggregate market price, based on TFN's quoted market price, was approximately $19,192,000.

The Company also has an investment in Random Access, Inc. ("RA"), a network member and publicly-traded company. The Company accounts for this investment as available-for-sale in accordance with FAS 115, and accordingly, the carrying value of the RA investment is recorded at fair market value with either a corresponding credit or debit to shareholder's equity. At July 30, 1994, based on RA's quoted market price, the fair market value of the Company's investment in RA was approximately $283,000.

(5)   Common Stock Dividends
      ----------------------
On July 28, 1994, the Board of Directors of the Company declared a $0.10 per share cash dividend to shareholders of record on August 18, 1994, which was paid on September 1, 1994.

On June 1, 1994, the Company paid the $0.08 per share cash dividend which was declared on May 4, 1994.

On July 1, 1993, the Board of Directors established a quarterly cash dividend policy and declared a cash dividend of $0.08 per share to shareholders of record on August 18, 1993, which was paid on September 1, 1993.

On May 3, 1993, the Board of Directors declared a one-time special cash dividend of $2.00 per share for shareholders of record on May 17, 1993, which was distributed on June 1, 1993.

(6)   Supplemental Cash Flow Information
      ----------------------------------
In July 1994, the Company accrued $3,472,000 for the dividend declared on July 28, 1994 and paid on September 1, 1994 and also accrued $737,000 for common stock repurchases made during the quarter ended July 30, 1994.

In July 1993, the Company accrued $2,766,000 for the dividend declared on July 1, 1993 and paid on September 1, 1993.

Cash payments during the six-month periods ended July 30, 1994 and July 31, 1993 included interest of $662,000 and $555,000, respectively, and income taxes of $14,526,000 and $8,269,000, respectively.

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

Results of Operations
- - ---------------------
Revenues increased 29% to $793,274,000 for the quarter ended July 30, 1994 compared to $613,245,000 for the quarter ended July 31, 1993. For the six months ended July 30, 1994, revenues increased to $1,555,588,000 compared to $1,230,193,000 for the six months ended July 31, 1993. Increased revenues from existing network integrators, resulting from continued strong business demand for premium brand name computers and peripherals, and the addition of new network integrators accounted for these increases.

Gross profit as a percentage of revenues for the quarter ended July 30, 1994 was 4.8% compared to 4.4% for the quarter ended July 31, 1993. For the six months ended July 30, 1994, gross profit as a percentage of revenues was 4.7% compared to 4.3% for the same period last year. The increase in gross margin percent for the quarter and six months ended July 30, 1994 was due to the higher volume of revenues generated from higher margin advanced technology products, taking advantage of purchasing opportunities and increased use of fee-based services, including the new financing programs. The Company does not expect margins to change materially in the foreseeable future, although continued competition could adversely affect margins in the future.

Selling, general and administrative expenses increased to $18,610,000 and $33,858,000 for the quarter and six months ended July 30, 1994, respectively, from $12,642,000 and $24,967,000, respectively, for the comparable periods last year. These increases are primarily due to higher costs to service the larger volume of revenues and the larger network, to support new programs and to relocate the Company's Eastern distribution operations. As a percentage of revenue, selling, general and administrative expenses increased in comparison to the same periods last year as a result of costs to support its new financing and other programs and relocation.

Other income (expense) decreased from $1,471,000 and $2,254,000 during the quarter and six months ended July 31, 1993, respectively, to $755,000 and $1,687,000 for the quarter and six months ended July 30, 1994, respectively. The changes can be primarily attributable to the use of the Company's available cash for payments of cash dividends and share repurchases throughout the prior year.

The Company's effective tax rate decreased to 38.3% and 38.1% for the quarter and six months ended July 30, 1994, respectively, compared to 38.4% and 39.1% for the quarter and six months ended July 31, 1993, respectively. Higher pre-tax earnings, increased tax-exempt investment income and a change in the Company's effective state tax rate, offset by a rise in the federal statutory rate, were responsible for these changes.

In the quarter ended July 30, 1994, TFN announced the implementation of a company-wide restructuring, which included the closing and consolidation of duplicate facilities. As a result, for the quarter and six months ended
July 30, 1994, the Company recognized a loss of $8,999,000 and $8,605,000 after taxes as its proportionate share of TFN's net loss compared to income of $288,000 and $745,000 after taxes for the same periods last year.

Income from continuing operations decreased to $2,695,000 and $15,488,000 for the quarter and six months ended July 30, 1994, respectively, compared to $9,194,000 and $17,515,000 for the quarter and six months ended July 31, 1993, respectively, for the reasons stated above.

Liquidity and Capital Resources
- - -------------------------------
The Company has financed its growth to date from stock offerings, bank and subordinated borrowings, inventory financing and internally generated funds. The principal uses of its cash have been to fund its accounts receivable and inventory, make acquisitions, repurchase common stock and pay cash dividends.

During the six months ended July 30, 1994, the Company's operating activities generated $9,621,000 in cash. At July 30, 1994, the Company had cash, cash equivalents and marketable securities totaling $181,855,000 ($183,379,000 at January 29, 1994). Working capital totaled $121,409,000 at July 30, 1994 compared to $105,293,000 at January 29, 1994. The new financing programs offered by the Company and its expanded selection of inventory have increased and will continue to increase working capital requirements. The Company also has a $170,000,000 financing agreement with a finance company. At July 30, 1994, the Company had approximately $94,565,000 outstanding on this facility, which was included in accounts payable on the Consolidated Balance Sheet.
The Company's $20,000,000 guarantee to an inventory finance company on behalf of a member of its network remained in place at July 30, 1994.

During the quarter ended July 30, 1994, the Company paid the quarterly dividend of $0.08 per share which was declared on May 4, 1994. On July 28, 1994, the Company's Board of Directors declared a dividend of $0.10 per share to shareholders of record on August 18, 1994, which was paid on September 1, 1994. The Company repurchased 101,000 shares of its common stock during the quarter as part of the previously authorized common stock repurchase program. As of July 30, 1994, the Company had repurchased 4,297,200 shares of its common stock at a cost of approximately $58,637,000.

The Company is currently upgrading its management information systems. This plan is expected to take between twenty-four and thirty months and is estimated to cost approximately $20,000,000 to $30,000,000.

Based on the Company's current level of operations and capital expansion requirements, management believes that the Company's cash and marketable securities, internally-generated funds and available financing arrangements and opportunities will be sufficient to meet the Company's cash requirements for the foreseeable future.

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

                                           Intelligent Electronics, Inc. and Subsidiaries

                                                      Part II - Other Information


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Annual Meeting of Shareholders of the Company was held on May 24,
         1994.  Shareholders voted on the following items:

         (a)  For the Election of Directors:

                                                      Term                        Votes            Votes        Broker
                          Director                 Expiration                      For            Withheld    Non-Votes
                    ---------------------          ----------                  -----------        --------    ---------
                    Robert P. May                     1995                     29,651,764         446,494          0
                    Gregory A. Pratt                  1996                     29,652,034         446,224          0
                    Arnold S. Hoffman                 1997                     30,022,218          81,540          0
                    Roger J. Fritz                    1997                     30,016,468          81,790          0
                    John A. Porter                    1997                     30,018,868          79,390          0
                    Alex A.C. Wilson                  1997                     30,012,470          85,788          0

                    Other directors whose term of office as a director continued after the meeting were as follows:

                    Barry M. Abelson
                    William L. Rulon-Miller
                    Michael R. Shabazian
                    Richard D. Sanford
                    Christopher T.G. Fish
                    James M. Ciccarelli

         (b)  Appointment of Price Waterhouse as Independent Public Accountants for Fiscal 1994.

              The Shareholder vote was as follows: 30,000,601 for; 24,947 against; and 72,710 abstained.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

                Exhibit 10.32.  Richard D. Sanford Deferred Compensation Agreement

                Exhibit 11.  Statement re:  Computation of Per Share Earnings

         (b)  Reports on Form 8-K.

                None

                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Intelligent Electronics, Inc.


                                       /s/ Edward A. Meltzer
                                       ---------------------------------------
                                       Edward A. Meltzer
                                       Vice President, Chief Financial Officer
                                        and Chief Accounting Officer


Date:  September 13, 1994