Form 10-Q
period 1994-10-29
INTELLIGENT ELECTRONICS INC ET AL
filed 1994-12-13
CIK 814430

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          FOR THE QUARTERLY PERIOD ENDED October 29, 1994

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


                                (610) 458-5500
                                ----------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  __X__              No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,111,749 shares of Common Stock, par value $0.01 per share were outstanding at December 1, 1994.

                Intelligent Electronics, Inc. and Subsidiaries

                                     INDEX



                                                                       Page No.

PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements

          Consolidated Balance Sheet

               October 29, 1994 and January 29, 1994                          3

          Consolidated Statement of Operations

               Three and Nine Months Ended October 29, 1994
               and October 30, 1993                                           4

          Consolidated Statement of Cash Flows

               Nine Months Ended October 29, 1994
               and October 30, 1993                                           5

          Notes to Consolidated Financial Statements                          6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      8


PART II.  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                              11


SIGNATURES                                                                   14

PART I - FINANCIAL INFORMATION                                       FORM 10-Q

              INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                        Consolidated Balance Sheet
                  (in thousands, except share-related data)

                                                       October 29,    January 29,
                                                           1994           1994
                                                       -----------    -----------
                                                       (unaudited)
                                   Assets
Current assets:
 Cash and cash equivalents                              $ 150,173      $  122,249
 Marketable securities available for sale                  11,905          61,130
 Accounts receivable, net                                  35,222           9,524
 Inventory                                                462,261         251,044
 Prepaid expenses and other current assets                 14,220           8,872
 Deferred income taxes                                     15,597           7,840
                                                       ----------      ----------
   Total current assets                                   689,378         460,659

 Property and equipment                                    16,534          11,371
 Intangible assets, primarily goodwill, net                68,045          71,585
 Investments in affiliates                                 16,148          30,096
 Other assets                                               8,907           3,300
                                                       ----------      ----------
   Total assets                                        $  799,012      $  577,011
                                                       ==========      ==========

                             Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                      $  558,182      $  334,341
 Accrued liabilities                                       30,779          21,025
                                                       ----------      ----------
   Total current liabilities                              588,961         355,366
                                                       ----------      ----------
Other liabilities                                           1,490           2,795

Commitments and contingencies                                  --              --

Shareholders' equity:
 Common stock $.01 par value per share:
 Authorized 100,000,000 shares,
   issued and outstanding:
   39,507,549 and 39,310,439 shares                           395             393
 Additional paid-in capital                               221,223         219,107
 Treasury stock                                           (72,122)        (57,181)
 Retained earnings                                         59,284          56,531
 Unrealized holding loss on securities and investments       (219)             --
                                                       ----------       ---------
 Total shareholders' equity                               208,561         218,850
                                                       ----------       ---------
   Total liabilities and shareholders' equity          $  799,012       $ 577,011
                                                       ==========       =========

See accompanying notes to consolidated financial statements.

                     INTELLIGENT ELECTRONICS, INC. and Subsidiaries                      FORM 10-Q
                         Consolidated Statement of Operations
                         (in thousands, except per-share data)
                                     (unaudited)

                                                    Three months ended           Nine months ended
                                                 ------------------------    -------------------------
                                                 October 29,   October 30,   October 29,   October 30,
                                                    1994         1993           1994           1993
                                                 ----------   ----------     -----------   -----------
Revenues                                         $  831,122   $  675,902     $ 2,386,710   $ 1,906,095
Cost of goods sold                                  805,808      645,746       2,287,955     1,823,345
                                                 ----------   ----------     -----------   -----------
    Gross profit                                     25,314       30,156          98,755        82,750
                                                 ----------   ----------     -----------   -----------
Operating expenses:
  Selling, general and administrative expenses       29,274       12,715          63,132        37,682
  Amortization of intangibles, primarily goodwill     1,180        1,180           3,540         3,540
                                                 ----------   ----------     -----------   -----------
    Total operating expenses                         30,454       13,895          66,672        41,222
                                                 ----------   ----------     -----------   -----------
Income (loss) from operations                        (5,140)      16,261          32,083        41,528

Other income (expense):
  Investment and other income, net                    1,394        1,107           3,704         3,717
  Interest expense                                     (225)        (104)           (848)         (460)
                                                 ----------   ----------     -----------   -----------
Income (loss) from continuing operations before
  provision for income taxes and equity in
  earnings (loss) of affiliate                       (3,971)      17,264          34,939        44,785

Provision for income taxes                           (1,199)       6,698          13,618        17,449
                                                 ----------   ----------     -----------   -----------
Income (loss) from continuing operations before
  equity in earnings (loss) of affiliate             (2,772)      10,566          21,321        27,336

Equity in earnings (loss) of affiliate (net of
  tax expense/(benefit) of $(145), $171,
  $(5,198) and $606)                                   (248)         285          (8,853)        1,030
                                                 ----------   ----------     -----------   -----------
Income (loss) from continuing operations             (3,020)      10,851          12,468        28,366

Discontinued operation:
  Loss from discontinued operation (net of
    tax benefit of $1,076)                               --           --              --        (2,468)
  Gain on sale of BizMart (net of tax expense
    of $2,284)                                           --           --              --         6,298
                                                 ----------   ----------     -----------   -----------
Net income (loss)                                $   (3,020)  $   10,851     $    12,468   $    32,196
                                                 ==========   ==========     ===========   ===========

Income (loss) per common share and share equivalent:

  Continuing operations                          $    (0.09)  $     0.30     $      0.35   $      0.78
  Discontinued operation                                 --           --              --         (0.07)
  Sale of BizMart                                        --           --              --          0.17
                                                 ----------   ----------     -----------   -----------
    Net income (loss) per share                  $    (0.09)  $     0.30     $      0.35   $     0.88
                                                 ==========   ==========     ===========   ==========

Dividends declared per share                     $     0.10   $     0.08     $      0.28   $     2.16
                                                 ==========   ==========     ===========   ==========
Weighted average number of common shares
  and share equivalents outstanding:

    Primary and fully diluted                        34,936       35,751          35,628       36,469


See accompanying notes to consolidated financial statements.

                          INTELLIGENT ELECTRONICS, INC. and Subsidiaries                  FORM 10-Q
                               Consolidated Statement of Cash Flows
                                          (in thousands)
                                            (unaudited)


                                                                      Nine months ended
                                                                -------------------------------
                                                                October 29,         October 30,
                                                                    1994                1993
                                                                -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                     $   12,468          $   32,196
 Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
  Depreciation and amortization                                      7,204               6,815
  Provision for deferred taxes                                     (12,990)             (3,307)
  Gain on sale of fixed assets                                          --                 (58)
  Provision for losses on trade receivables                            143                 290
  Provision for write-down of inventory                              6,185               1,341
  Loss from discontinued operation                                      --               2,468
  Gain on sale of BizMart                                               --              (6,298)
  Equity in (earnings) loss of affiliate                            14,051              (1,636)
  Changes in assets and liabilities, net of effects
    from acquisitions and sales:
    Accounts receivable                                            (25,841)             (8,702)
    Inventory                                                     (217,402)            (34,141)
    Other current assets                                            (5,348)             (4,777)
    Accounts payable                                               223,873              37,908
    Accrued liabilities                                              9,133               4,014
                                                                -----------         -----------
 Net cash provided by operating activities                          11,476              26,113
                                                                -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of marketable securities                                (31,709)           (146,600)
 Sales and maturities of marketable securities                      80,714              45,950
 Acquisition of property and equipment, net of disposals            (8,646)             (4,126)
 Proceeds from sale of BizMart                                          --             275,236
 Investment in and loan to affiliates                               (1,102)             (8,747)
 Other                                                                (764)               (764)
                                                                -----------         -----------
 Net cash provided by investing activities                          38,493             160,949
                                                                -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of Subordinated Debt                                         --             (17,500)
 Common stock repurchased                                          (14,941)            (55,375)
 Cash dividends paid                                                (9,094)            (75,123)
 Proceeds from exercise of stock options                             2,118              17,062
 Proceeds from exercise of warrants                                     --                 570
 Reduction in capital lease obligations                               (128)                (88)
                                                                -----------         -----------
 Net cash used for financing activities                            (22,045)           (130,454)
                                                                -----------         -----------
Net cash provided by continuing operations and sale of BizMart      27,924              56,608
Cash used for discontinued operation                                    --              (5,562)
                                                                -----------         -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           27,924              51,046
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   122,249              52,498
                                                                -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  150,173          $  103,544
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

       Revenues                                  $     60,193
       Costs and expenses                              63,737
                                                 ------------
       Loss before income taxes                       (3,544)
       Income tax benefit                             (1,076)
                                                 ------------
       Loss from discontinued operation         $     (2,468)
                                                =============

(4)     Investments in Affiliates
        -------------------------
The Company has an investment in The Future Now, Inc. ("TFN"), a network member and publicly-traded company. The Company accounts for this investment using the equity method. For the quarter ended October 29, 1994, the Company recognized a loss of $248,000 after taxes as its proportionate share of TFN's net loss.
As of October 29, 1994, the carrying value of the TFN common stock was approximately $15,339,000 and the aggregate market price, based on TFN's quoted market price, was approximately $20,510,000 (See Note 7).

The Company also has an investment in Random Access, Inc. ("RA"), a network member and publicly-traded company. The Company accounts for this investment as available-for-sale in accordance with FAS 115, and accordingly, the carrying value of the RA investment is recorded at fair market value with either a corresponding credit or debit to shareholder's equity. At October 29, 1994, based on RA's quoted market price, the fair market value of the Company's investment in RA was approximately $284,000.

(5)       Common Stock Dividends
          ----------------------
On October 27, 1994, the Board of Directors of the Company declared a $0.10 per share cash dividend to shareholders of record on November 15, 1994, which was paid on December 1, 1994.

On September 1, 1994, the Company paid the $0.10 per share cash dividend which was declared on July 28, 1994.

On October 27, 1993, the Board of Directors declared a cash dividend of $0.08 per share to shareholders of record on November 17, 1993, which was paid on December 1, 1993.

On September 1, 1993, the Company paid the cash dividend of $0.08 per share which was declared on July 1, 1993.

(6)       Supplemental Cash Flow Information
          ----------------------------------
In October 1994, the Company accrued $3,430,000 for the dividend declared on October 27, 1994 and paid on December 1, 1994.

In October 1993, the Company accrued $2,773,000 for the dividend declared on October 27, 1993 and paid on December 1, 1993.

Cash payments during the nine-month periods ended October 29, 1994 and October 30, 1993 included interest of $1,019,000 and $618,000, respectively, and income taxes of $19,910,000 and $13,703,000, respectively.

(7)       Subsequent Events
          -----------------
On November 1, 1994, the Company executed a letter of intent with TFN, in a transaction valued at approximately $40 million, to purchase the assets of certain branch locations in five major-metro cities.

On December 2, 1994, the Board of Directors expanded a previously authorized
7 million share repurchase program to allow the Company to purchase up to an additional 6.6 million shares of its common stock in open-market transactions.

In December 1994, several purported class action lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania (Civil Actions Nos. 94-3753, 94-CV-7410, 94-CV-7388, and 94-CV-7405) and a purported derivative lawsuit was filed in the Court of Common Pleas of Philadelphia County (No. 803) against the Company and certain of its directors and officers alleging violations of certain disclosure and related provisions of the federal securities laws and alleging breaches of fiduciary duties, including allegations relating to the Company's practices regarding vendor marketing funds. In addition, the Company has been contacted by the Philadelphia office of the Securities and Exchange Commission regarding a preliminary, informal inquiry, and the plaintiffs in a class action lawsuit filed several years ago against the Company, certain directors and officers, and the Company's auditors in the United States District Court for the Eastern
District of Pennsylvania (Civil Action No. 92-CV-1905), have sought to amend the suit to include allegations similar to those in the new lawsuits, which seek damages in unspecified amounts as well as other monetary and equitable relief. The Company believes that all such lawsuits are without merit and intends to defend these lawsuits vigorously.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
- ------------
On March 4, 1993, the Company sold BizMart, a national chain of office products supercenters, to OfficeMax, Inc. Accordingly, BizMart is reflected as a discontinued operation in the accompanying consolidated financial statements. Unless otherwise specified, amounts and disclosures referred to herein relate to the Company's continuing operations.

Results of Operations
- ---------------------
Revenues increased 23% to $831,122,000 for the quarter ended October 29, 1994 compared to $675,902,000 for the quarter ended October 30, 1993. For the nine months ended October 29, 1994, revenues increased to $2,386,710,000 compared to $1,906,095,000 for the nine months ended October 30, 1993. These increases are primarily attributable to continued demand from existing and new network integrators for premium brand name products and advanced technology products, which the Company believes was partially offset by the loss of potential sales due to operating inefficiencies resulting from the systems issues discussed below.

Gross profit as a percentage of revenues for the quarter ended October 29, 1994 was 3.0% compared to 4.5% for the quarter ended October 30, 1993. For the nine months ended October 29, 1994, gross profit as a percentage of revenues was 4.1% compared to 4.3% for the same period last year. The decline in gross margins was primarily due to operating inefficiencies and an inventory related write-off of approximately $5 million, resulting from management information systems stresses and outages during the quarter ended October 29, 1994, and to intensified competitive pricing pressures as certain manufacturers expanded their distribution channels. The third quarter systems stresses and outages were caused by the cumulative effect of operating out of multiple warehouses, the addition of new vendors and SKU's and the expansion of on-line services to the Company's customer network. This resulted in reduced customer service levels and unfavorably impacted gross margins as the Company reduced prices to customers, incurred additional freight costs to expedite shipments and did not take full advantage of vendor volume purchasing and other opportunities.
The Company has offset some of this margin decline through increased revenues generated from higher margin advanced technology products and fee-based services. Although the Company does not expect the inventory related write-off to recur, it believes that the other factors impacting gross margin during the quarter ended October 29, 1994 are likely to continue for the foreseeable future.

Selling, general and administrative expenses increased to $29,274,000 and $63,132,000 for the quarter and nine months ended October 29, 1994, respectively, from $12,715,000 and $37,682,000, respectively, for the comparable periods last year. During the quarter ended October 29, 1994, approximately $9 million of costs were incurred in connection with the elimination of certain peripheral ventures ($4 million) and the implementation of IE2000 ($5 million), including costs associated with reducing payroll, closing and consolidating facilities, relocating personnel and consultant fees for services rendered to date. IE2000 is a project designed to transform the Company to a process-driven operating model. The Company expects future annualized cost savings of approximately $10 million as a result of these actions. The systems stresses and outages and related inefficiencies also resulted in higher operating costs. The foregoing costs, together with costs to service the higher volume of revenues and to support new programs, including commission expenses for a new financing program were the primary reasons for the increase. For the nine months ended October 29, 1994, increases include the items stated above. The Company expects recurring costs associated with the transformation project and operating inefficiencies through the middle of Fiscal 1995.

In connection with the eliminated peripheral ventures, revenues for the quarters and nine-month periods ended October 29, 1994 and October 30, 1993 were less than 1% of consolidated revenues; operating income (loss) was approximately $(1,600,000) and $(3,500,000) for the quarter and nine months ended October 29, 1994, respectively, and $(300,000) and $(500,000) for the quarter and nine months ended October 30, 1993, respectively. These eliminations consist of the closing of the Company's cable television programming operation and its direct fulfillment agreement with a third-party and the sale of substantially all of the Company's wireless telecommunications operation, all of which have been substantially completed in the fourth quarter.

The approximately $9 million incurred in the quarter ended October 29, 1994 in connection with the elimination of the peripheral ventures and the implementation of IE2000 included costs accrued in the quarter and recorded as selling, general and administrative expenses in the aggregate of approximately $2,800,000 relating to the elimination (including the loss on contractual obligations, employee severance costs, remaining lease commitments for unused space, net of estimated sublease revenue, and the write-down of certain assets), and approximately $600,000 relating to a reduction in the Company's workforce. Twenty-nine positions are being eliminated primarily in the sales and marketing areas of the Company.

Other income (expense) increased from $1,003,000 to $1,169,000 during the quarter ended October 29, 1994, and decreased from $3,257,000 to $2,856,000 for the nine months ended October 29, 1994. The changes for the quarter and nine months ended October 29, 1994 can be primarily attributable to the higher return on the Company's investments and a gain on the sale of an investment in the current quarter, offset by less investable cash as a result of the use of the Company's available cash for payments of cash dividends and share repurchases since February 1993.

The Company's effective tax rate for the quarter ended October 29, 1994 decreased to 30.2% from 38.8% for the quarter ended October 30, 1993. This decrease is primarily due to the effect of non-deductible goodwill on the taxable income for the current quarter.

For the quarter and nine months ended October 29, 1994, the Company recognized a loss of $248,000 and $8,853,000 after taxes as its proportionate share of TFN's net loss, compared to income of $285,000 and $1,030,000 after taxes for the same periods last year.

Income (loss) from continuing operations decreased to $(3,020,000) and $12,468,000 for the quarter and nine months ended October 29, 1994, respectively, compared to $10,851,000 and $28,366,000 for the quarter and nine months ended October 30, 1993, respectively, for the reasons stated above.

Liquidity and Capital Resources
- -------------------------------
The Company has financed its growth to date from stock offerings, bank and subordinated borrowings, inventory financing and internally generated funds. The principal uses of its cash have been to fund its accounts receivable and inventory, make acquisitions, repurchase common stock and pay cash dividends.

During the nine months ended October 29, 1994, the Company's operating activities generated $11,476,000 in cash. At October 29, 1994, the Company had cash and cash equivalents of $150,173,000 ($122,249,000 at January 29, 1994) and marketable securities available for sale of $11,905,000 ($61,130,000 at January 29, 1994). Working capital totaled $100,417,000 at October 29, 1994 compared to $105,293,000 at January 29, 1994. New financing programs offered by the Company and its expanded selection and higher levels of inventory have increased working capital requirements, although the Company is in the process of balancing and lowering its inventory by reducing purchases and returning product to certain vendors. The Company also has a $170,000,000 financing agreement with a finance company. At October 29, 1994, the Company had approximately $71,031,000 outstanding on this facility, which was included in accounts payable on the Consolidated Balance Sheet. The Company's $20,000,000 guarantee to an inventory finance company on behalf of a member of its network remained in place at October 29, 1994.

During the quarter ended October 29, 1994, the Company paid the quarterly dividend of $0.10 per share which was declared on July 28, 1994. On
October 27, 1994, the Company's Board of Directors declared a dividend of $0.10 per share to shareholders of record on November 15, 1994, which was paid on December 1, 1994. The Company repurchased 914,000 shares of its common stock during the quarter as part of the previously authorized 7 million share repurchase program. As of October 29, 1994, the Company had repurchased 5,211,200 shares of its common stock at a cost of approximately $72,122,000.
On December 1, 1994, the Board of Directors authorized an expansion of the share repurchase program to allow the Company to purchase up to an additional
6.6 million shares of its common stock.

On November 1, 1994, the Company executed a letter of intent with TFN, in a transaction valued at approximately $40 million, to purchase the assets of certain branch locations in five major-metro cities.

The Company is currently upgrading its management information systems as part of IE2000. This upgrading is expected to be completed by the end of Fiscal 1996 and is estimated to cost approximately $20,000,000 to $30,000,000, including costs to date of approximately $1,500,000.

Based on the Company's current level of operations, the anticipated purchase of certain of TFN's assets and capital expansion requirements, management believes that the Company's cash and marketable securities, internally-generated funds and available financing arrangements and opportunities will be sufficient to meet the Company's cash requirements for the foreseeable future.

Inflation and Seasonality
- -------------------------
The Company believes that inflation has not had a material impact on its operations or liquidity to date. The Company's financial performance does not exhibit significant seasonality, although certain computer product lines have displayed a seasonal pattern with peaks occurring near the end of the calendar year.

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


Date:  December 13, 1994