Form 10-Q
period 1995-04-29
INTELLIGENT ELECTRONICS INC
filed 1995-06-13
CIK 814430

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED   April 29, 1995.

                                      OR

    [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934.

               FOR THE TRANSITION PERIOD FROM _____________ TO ____________.


Commission file number 0-15991


                         Intelligent Electronics, Inc.
            (Exact name of registrant as specified in its charter)

                 Pennsylvania                               23-2208404
          -------------------------------              ------------------
          (State or other jurisdiction of                (IRS Employer
          incorporation or organization)               Identification No.)

          411 Eagleview Boulevard, Exton, PA                  19341
       ----------------------------------------             ----------
       (Address of principal executive offices)             (Zip Code)

                                   (610) 458-5500
                                   --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes __X__               No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,472,949 shares of Common Stock, par value $0.01 per share were outstanding at June 1, 1995.

                Intelligent Electronics, Inc. and Subsidiaries

                                     INDEX


                                                                      Page No.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


          Consolidated Balance Sheet

               April 29, 1995 and January 28, 1995                           3


          Consolidated Statement of Operations

               Three Months Ended April 29, 1995 and April 30, 1994          4


          Consolidated Statement of Cash Flows

               Three Months Ended April 29, 1995 and April 30, 1994          5


          Notes to Consolidated Financial Statements                         6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          8


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                  10


SIGNATURES                                                                  13

PART I - FINANCIAL INFORMATION                                               FORM 10-Q

                INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                          Consolidated Balance Sheet
                    thousands, except share-related data)

                                                                    April 29,      January 28,
                                                                      1995            1995
                                                                   -----------     -----------
                                                                   (unaudited)
                               Assets
Current assets:
  Cash and cash equivalents                                        $    69,299     $   69,027
  Marketable securities available for sale                               8,851          8,398
  Accounts receivable, net                                              94,120         77,890
  Inventory                                                            340,757        364,606
  Prepaid expenses and other current assets                              4,457          3,973
  Deferred income taxes                                                 11,684         11,256
                                                                   -----------     ----------
   Total current assets                                                529,168        535,150

Property and equipment                                                  46,000         36,463
Intangible assets, primarily goodwill, net                              73,629         71,693
Investments in affiliates                                               15,662         18,692
Other assets                                                             8,468          8,776
                                                                   -----------     ----------
     Total assets                                                  $   672,927     $  670,774
                                                                   ===========     ==========

Current liabilities:
 Accounts payable                                                  $   465,174     $  467,109
 Accrued liabilities                                                    37,713         36,181
                                                                   -----------     ----------
 Total current liabilities                                             502,887        503,290
                                                                   -----------     ----------

Commitments and contingencies                                               --             --

Shareholders' equity:
Common stock $.01 par value per share:
 Authorized 100,000,000 shares,
  issued and outstanding:
  39,573,549 and 39,519,949 shares                                         396            395
 Additional paid-in capital                                            221,713        221,312
 Treasury stock                                                       (105,677)      (105,677)
 Retained earnings                                                      53,508         51,758
 Unrealized holding gain (loss) on securities and investments              100           (304)
                                                                   -----------     ----------
 Total shareholders' equity                                            170,040        167,484
                                                                   -----------     ----------
  Total liabilities and shareholders' equity                       $   672,927     $  670,774
                                                                   ===========     ==========

See accompanying notes to consolidated financial statements.
/TABLE

                INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                     Consolidated Statement of Operations
                     (in thousands, except per-share data)
                                  (unaudited)

                                                          Three months ended
                                                    ----------------------------
                                                     April 29,         April 30,
                                                       1995              1994
                                                    ----------        ----------
Revenues                                            $  827,439        $  762,314

Cost of goods sold                                     789,764           726,847
                                                    ----------        ----------
    Gross profit                                        37,675            35,467
                                                    ----------        ----------
Operating expenses:
  Selling, general and administrative expenses          26,818            15,248
  Amortization of intangibles, primarily goodwill        1,293             1,180
                                                    ----------        ----------
    Total operating expenses                            28,111            16,428
                                                    ----------        ----------
Income from operations                                   9,564            19,039

Other income (expense):
  Investment and other income, net                         498             1,096
  Interest expense                                        (988)             (164)
                                                    ----------        ----------
Income before provision for income taxes
  and equity in earnings (loss) of affiliate             9,074            19,971

Provision for income taxes                               3,938             7,572
                                                    ----------        ----------
Income before equity in earnings (loss)
  of affiliate                                           5,136            12,399

Equity in earnings (loss) of affiliate (net of
  tax expense of $0 and $232)                             (246)              394
                                                    ----------        ----------
Net income                                          $    4,890        $   12,793
                                                    ==========        ==========

Income per common share                             $     0.16        $     0.36
                                                    ==========        ==========
Dividends declared per share                        $     0.10        $     0.08
                                                    ==========        ==========

Weighted average number of common shares
  and share equivalents outstanding:                    31,366            36,034


See accompanying notes to consolidated financial statements.
/TABLE

                INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                     Consolidated Statement of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                Three months ended
                                                            --------------------------
                                                             April 29,      April 30,
                                                               1995           1994
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $     4,890    $    12,793
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
   Depreciation and amortization                                  3,254          2,223
   Provision for deferred taxes                                    (428)           796
   Provision for losses on trade receivables                        228             27
   Provision for write-down of inventory                            486             88
   Equity in (earnings) loss of affiliate                           246           (626)
   Changes in assets and liabilities:
     Accounts receivable                                        (16,458)       (12,856)
     Inventory                                                   23,363        (55,444)
     Other current assets                                          (194)        (3,176)
     Accounts payable                                            (1,935)        51,901
     Accrued liabilities                                          1,511          6,183
                                                            -----------    -----------
  Net cash provided by operating activities                      14,963          1,909
                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities                                   --        (18,669)
  Sales and maturities of marketable securities                      --         35,000
  Acquisitions of property and equipment, net of disposals      (11,499)        (2,670)
  Other                                                            (475)            --
                                                            -----------    -----------
  Net cash provided by (used for) investing activities          (11,974)        13,661
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid                                            (3,119)        (2,809)
  Proceeds from exercise of stock options                           402            632
  Reduction in capital lease obligations                             --            (36)
                                                            -----------    -----------
  Net cash used for financing activities                         (2,717)        (2,213)
                                                            -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           272         13,357
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 69,027        122,249
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $    69,299    $   135,606
                                                            ===========    ===========

See accompanying notes to consolidated financial statements.
/TABLE

                   Intelligent Electronics, Inc. and Subsidiaries

                     Notes to Consolidated Financial Statements

                 (Dollars in thousands, except share-related data)

                                   (unaudited)

(1)  Basis of Presentation
     ---------------------
The consolidated financial statement information included herein is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair statement of the results for the interim periods presented. Such adjustments are of a normal, recurring nature. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 28, 1995.


(2)  Investments in Affiliates
     ------------------------
The Company has an investment in The Future Now, Inc. ("FNOW"), a member of the network and publicly traded company, which is accounted for by the equity
method.   For the quarter ended April 29, 1995, the Company recognized a loss of $246 as its proportionate share of FNOW's net loss. As of April 29, 1995, the carrying value of the FNOW common stock was approximately $14,870 and the aggregate market price, based on FNOW's quoted market price, was approximately $12,892.

On April 28, 1995, the Company executed an Agreement and Plan of Merger (the "Agreement") to acquire all of the remaining shares of FNOW, in a stock-for-stock merger transaction. The Agreement provides for the conversion of each outstanding share of FNOW common stock (other than shares held by dissenting shareholders, shares held by FNOW or any of its subsidiaries and shares held by the Company or any of its subsidiaries) into 0.6588 shares of the Company's common stock. The conversion number is subject to a possible adjustment based on the market price of the Company's common stock. The transaction is subject to the satisfaction of customary closing conditions, including registration of the shares of the Company's common stock to be issued in the merger with the Securities and Exchange Commission and receipt of third party and governmental approvals, including approval of the merger by shareholders of FNOW.

Summarized financial information for FNOW for the quarters ended March 31, 1995 and 1994,is as follows:

                                 March 31,      March 31,
                                    1995           1994
                                ----------     ----------
     Revenues                   $  151,995     $  193,688
     Gross profit                   26,971         29,002
     Net income (loss)                (566)         1,024


The Company also has an investment in Random Access, Inc. ("RA"), a network member and publicly-traded company. The Company accounts for this investment as available-for-sale in accordance with FAS 115, and accordingly, the carrying value of the RA common stock is recorded at fair market value with changes in fair value recorded in shareholders' equity. At April 29, 1995, the aggregate market value of the Company's investment, based on RA's quoted market price of $2.56 per share, was approximately $237. In May 1995, RA announced that it was being acquired by an unrelated third party for $3.50 per share. The original cost of the Company's investment in RA was $3.18 per share.

(3)  Common Stock Dividends
     ----------------------
On April 27, 1995, the Board of Directors declared a $0.10 per share cash dividend to shareholders of record on May 15, 1995, which was paid on June 1, 1995.

On March 1, 1995, the Company paid the $0.10 per share cash dividend which was declared on January 27, 1995.

On May 4, 1994, the Board of Directors declared an $0.08 per share cash dividend to shareholders of record on May 18, 1994, which was paid on June 1, 1994.

On March 1, 1994, the Company paid the $0.08 per share cash dividend which was declared on February 1, 1994.


(4)  Supplemental Cash Flow Information
     ----------------------------------
Cash payments during the three-month periods ended April 29, 1995 and April 30, 1994 included interest of $889 and $377, respectively, and income taxes of $19 and $1,810, respectively.

In February 1994, the Company entered into a capital lease obligation for computer equipment totaling $181.


(5)  Contingencies
     -------------
In December 1994, several purported class action lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania (Civil Action Nos. 94-3753, 94-CV-7410, 94-CV-7388 and 94-CV-7405) against the Company and certain directors and officers; these lawsuits have been consolidated with a class action lawsuit filed several years ago against the Company, certain directors and officers, and the Company's auditors (who are not named in the most recent complaint) in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 92-CV-1905). A purported derivative lawsuit was also filed in December 1994 in the Court of Common Pleas of Philadelphia County (No. 803) against the Company and certain of its directors and officers. These lawsuits allege violations of certain disclosure and related provisions of the federal securities laws and breach of fiduciary duties, including allegations relating to the Company's practices regarding vendor marketing funds, and seek damages in unspecified amounts as well as other monetary and equitable relief. In addition, the Company is subject to a Securities and Exchange Commission investigation. The Company believes that all such allegations and lawsuits are without merit and intends to defend against them vigorously. While management of the Company, based on its investigation of these matters and consultations with counsel, believes resolution of these matters will not have a material adverse effect on the Company's financial position, the ultimate outcome of these matters cannot presently be determined.

In addition, the Company is involved in various litigation and arbitration matters in the ordinary course of business. The Company believes that it has meritorious defenses in and is vigorously defending against all such matters.

During fiscal 1994, based in part of the advice of legal counsel, the Company established a reserve of $9 million in respect of all litigation and arbitration matters. Although the aggregate amount of the claims may exceed the amount of the reserve, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations in any subsequent period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- ---------------------
Revenues increased 9% to $827.4 million for the quarter ended April 29, 1995 compared to $762.3 million for the quarter ended April 30, 1994. The increase was due primarily to the addition of new members to the network and revenues generated by the Company's branch locations, which were acquired in December 1994.

Gross profit as a percentage of revenues for the quarter ended April 29, 1995 was 4.6% compared to 4.7% for the quarter ended April 30, 1994. The decrease in gross margin percent was due primarily to intensified competitive pricing pressures as certain manufacturers expanded their distribution channels, and was offset in part by higher gross margins realized by the Company's branch locations. Competitive pressures and their impact on margins are expected to continue in the future.

Selling, general and administrative expenses increased from $15.2 million for the quarter ended April 30, 1994 to $26.8 million for the quarter ended April 29, 1995. Costs increased as a result of the Company's acquisition of the branch locations, servicing the higher volume of revenues and larger network, supporting new programs, vendors and SKU's, certain operating inefficiencies and costs associated with IE2000 (a project designed to transform the Company to a process-driven operating model). The Company expects recurring costs associated with IE2000 and operating inefficiencies through the middle of Fiscal 1995.

Investment and other income declined for the quarter ended April 29, 1995 when compared to the quarter ended April 30, 1994. This decline can be primarily attributable to the use of available cash during fiscal 1994 for the payment of cash dividends, share repurchases, the acquisition of certain assets of branch locations from FNOW and capital expenditures. Interest expense increased for the quarter ended April 29, 1995 as the Company used its available financing arrangements for working capital needs.

The Company's effective tax rate increased from 37.9% for the quarter ended April 30, 1994 to 43.4% for the quarter ended April 29, 1995. Factors primarily responsible for this increase during the quarter ended April 29, 1995 were the effect of non-deductible goodwill amortization on lower pre-tax earnings, decreased tax-exempt investment income and a change in the Company's effective state tax rate.

Net income decreased to $4.9 million for the quarter ended April 29, 1995 compared to $12.8 million for the quarter ended April 30, 1994, for the reasons outlined above.

As it is upgrading its management information systems, the Company is putting more focus on growing revenues, which could increase pressures on gross margins. Gross profit and selling, general and administrative expenses are expected to increase both in amount and as a percentage of revenues as a result of the Company's branch locations and if the proposed acquisition of FNOW is completed.

Liquidity and Capital Resources
- -------------------------------
The Company has financed its growth to date from stock offerings, bank and subordinated borrowings, inventory financing and internally generated funds. The principal uses of its cash have been to fund its accounts receivable and inventory, make acquisitions, repurchase common stock and pay cash dividends.

During the quarter ended April 29, 1995, the Company's operating activities generated $15.0 million in cash. At April 29, 1995 the Company had cash, cash equivalents and marketable securities totaling $78.2 million ($77.4 million at January 28, 1995). Working capital totaled $26.3 million at April 29, 1995 compared to $31.9 million at January 28, 1995. The increase in accounts receivable from January 28, 1995 is primarily due to higher receivables from certain finance companies and from the Company's branch locations. The Company expects accounts receivable to continue to increase as it extends credit to its network and end-users. The Company may outsource some of its financing programs which could slow the growth or reduce the level of accounts receivable. The Company has a $170 million financing agreement with a finance company. At April 29, 1995, the Company had approximately $83.8 million available from this facility. The Company's $20 million guarantee to an inventory finance company on behalf of FNOW remained in place at April 29, 1995.

During the quarter ended April 29, 1995, the Company paid the quarterly cash dividend of $0.10 per share which was declared on January 27, 1995. On April 27, 1995, the Company's Board of Directors declared a dividend of $0.10 per share to shareholders of record on May 15, 1995, which was paid on June 1, 1995.

The Board of Directors has authorized the repurchase, in open-market transactions, of up to 13.6 million shares of the Company's common stock. As of April 29, 1995, the Company had repurchased approximately 8.3 million shares at a cost of approximately $105.7 million.

The Company's transformation project, IE2000, is expected to be completed by the end of fiscal 1996 and is estimated to cost up to $40 million, primarily due to upgrades in its management information systems, including costs of approximately $14 million through April 29, 1995.

Based on the Company's current level of operations and capital expenditures requirements, management believes that the Company's cash and marketable securities, internally-generated funds, and available financing arrangements and opportunities will be sufficient to meet the Company's cash requirements for the foreseeable future.

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

                    Intelligent Electronics, Inc. and Subsidiaries

                               Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

       (a)  Exhibits

            Exhibit 2. Agreement and Plan of Merger dated as of April 28, 1995 among the Company, IE Ohio Acquisition Corp. and The Future Now, Inc.

            Exhibit 11.  Statement re:  Computation of Per Share Earnings

       (b)  Reports filed on Form 8-K.

            The Company's Report on Form 8-K dated March 6, 1995 relating to the execution of a letter of intent for the proposed acquisition of The Future Now, Inc.

            The Company's Report on Form 8-K dated April 28, 1995 relating to the execution of an Agreement and Plan of Merger for the acquisition of The Future Now, Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INTELLIGENT ELECTRONICS, INC.



                                   /s/ Edward A. Meltzer
                                   --------------------------------
                                       Edward A. Meltzer
                                       Vice President, Chief
                                        Financial Officer and
                                        Chief Accounting Officer

Date:  June 13, 1995