Form 10-Q
period 1995-07-29
INTELLIGENT ELECTRONICS INC
filed 1995-09-12
CIK 814430

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED   July 29, 1995.

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

                        Yes __X__               No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,524,731 shares of Common Stock, par value $0.01 per share were outstanding at September 1, 1995.

                Intelligent Electronics, Inc. and Subsidiaries

                                     INDEX


                                                                     Page No.
                                                                     --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


          Consolidated Balance Sheets

               July 29, 1995 and January 28, 1995                          3


          Consolidated Statements of Operations

               Three and Six Months Ended July 29, 1995 and
               July 30, 1994                                               4


          Consolidated Statements of Cash Flows

               Six Months Ended July 29, 1995 and
               July 30, 1994                                               5


          Notes to Consolidated Financial Statements                       6


Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      8


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders             10

Item 6.   Exhibits and Reports on Form 8-K                                10


SIGNATURES                                                                11

PART I - FINANCIAL INFORMATION                                                      FORM 10-Q

                           INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                                     Consolidated Balance Sheets
                               (in thousands, except share-related data)


                                                                 July 29,        January 28,
                                                                  1995              1995
                                                               -----------       -----------
                                                               (unaudited)
                                  Assets
Current assets:
  Cash and cash equivalents                                    $   73,436        $   69,027
  Marketable securities available for sale                          6,272             8,398
  Accounts receivable, net                                        114,091            77,890
  Inventory                                                       367,927           364,606
  Prepaid expenses and other current assets                         3,391             3,973
  Deferred income taxes                                            12,816            11,256
                                                               -----------       -----------
   Total current assets                                           577,933           535,150

Property and equipment                                             54,344            36,463
Intangible assets, primarily goodwill, net                         72,336            71,693
Investments in affiliates                                          12,537            18,692
Other assets                                                        6,493             8,776
                                                               -----------       -----------
     Total assets                                              $  723,643        $  670,774
                                                               ===========       ===========

                     Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                             $  525,527        $  467,109
  Accrued liabilities                                              32,746            36,181
                                                               -----------       -----------
   Total current liabilities                                      558,273           503,290
                                                               -----------       -----------

Commitments and contingencies                                          --                --

Shareholders' equity:
  Common stock $.01 par value per share:
   Authorized 100,000,000 shares,
    issued and outstanding:
    39,897,449 and 39,519,949 shares                                  399               395
Additional paid-in capital                                        224,185           221,312
Treasury stock                                                   (105,677)         (105,677)
Retained earnings                                                  44,416            51,758
Unrealized holding gain (loss) on securities and investments        2,047              (304)
                                                               -----------       -----------
Total shareholders' equity                                        165,370           167,484
                                                               -----------       -----------
  Total liabilities and shareholders' equity                   $  723,643        $  670,774
                                                               ===========       ===========

See accompanying notes to consolidated financial statements.
/TABLE

                        INTELLIGENT ELECTRONICS, INC. and Subsidiaries                              FORM 10-Q
                              Consolidated Statements of Operations
                              (in thousands, except per-share data)
                                           (unaudited)


                                                          Three months ended                 Six months ended
                                                          ------------------                 ----------------
                                                       July 29,        July 30,           July 29,       July 30,
                                                         1995            1994               1995           1994
                                                     -----------     -----------       ------------    ------------

Revenues                                             $  881,614      $  793,274        $ 1,709,053     $ 1,555,588

Cost of goods sold                                      854,576         755,300          1,644,340       1,482,147
                                                     -----------     -----------       ------------    ------------
  Gross profit                                           27,038          37,974             64,713          73,441
                                                     -----------     -----------       ------------    ------------
Operating expenses:
  Selling, general and administrative expenses           30,233          18,610             57,051          33,858
  Amortization of intangibles, primarily goodwill         1,293           1,180              2,586           2,360
                                                     -----------     -----------       ------------    ------------
    Total operating expenses                             31,526          19,790             59,637          36,218
                                                     -----------     -----------       ------------    ------------
Income (loss) from operations                            (4,488)         18,184             5,076           37,223

Other income (expense):
  Investment and other income, net                        1,183           1,214             1,681            2,310
  Interest expense                                         (392)           (459)           (1,380)            (623)
                                                     -----------     -----------       ------------    ------------
Income (loss) before provision (benefit) for
  income taxes and equity in loss of affiliate           (3,697)         18,939             5,377           38,910

Provision (benefit) for income taxes                       (914)          7,245             3,024           14,817
                                                     -----------     -----------       ------------    ------------
Income (loss) before equity in loss of affiliate         (2,783)         11,694             2,353           24,093

Equity in loss of affiliate (net of tax benefit
  of $0, $5,285, $0, and $5,053)                         (3,151)         (8,999)           (3,397)          (8,605)
                                                     -----------     -----------       ------------    ------------
Net income (loss)                                    $   (5,934)     $    2,695        $   (1,044)     $    15,488
                                                     ===========     ===========       ============    ============

Income (loss) per common share                       $    (0.19)     $     0.08        $    (0.03)     $      0.43
                                                     ===========     ===========       ============    ============

Dividends declared per share                         $     0.10      $     0.10        $     0.20      $      0.18
                                                     ===========     ===========       ============    ============

Weighted average number of common shares
  and share equivalents outstanding:                     31,483          35,850            31,346           35,952


See accompanying notes to consolidated financial statements.
/TABLE

            INTELLIGENT ELECTRONICS, INC. and Subsidiaries                     FORM 10-Q
                 Consolidated Statements of Cash Flows
                           (in thousands)
                            (unaudited)


                                                                      Six months ended
                                                                      ----------------
                                                                July 29,          July 30,
                                                                  1995              1994
                                                              -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $   (1,044)       $   15,488
  Adjustments to reconcile net income (loss) to net cash
    provided by (used for) operating activities:
    Depreciation and amortization                                  6,673             4,598
    Provision for deferred taxes                                  (1,560)           (4,288)
    Provision for losses on trade receivables                        641                63
    Provision for write-down of inventory                          3,670               564
    Equity in loss of affiliate                                    3,397            13,658
    Changes in assets and liabilities:
       Accounts receivable                                       (35,342)          (13,512)
       Inventory                                                  (6,991)          (79,348)
       Other current assets                                        1,298            (4,418)
       Accounts payable                                           58,418            78,689
       Accrued liabilities                                        (3,473)           (1,873)
                                                              -----------       -----------
  Net cash provided by operating activities                       25,687             9,621
                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                                  --           (27,319)
  Sales and maturities of marketable securities                    4,500            52,592
  Acquisition of property and equipment                          (21,968)           (5,297)
  Investment in and loan to affiliates                                --            (1,018)
  Other                                                             (427)               --
                                                              -----------       -----------
  Net cash provided by (used for) investing activities           (17,895)           18,958
                                                              -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock repurchased                                            --              (719)
  Cash dividends paid                                             (6,260)           (5,624)
  Proceeds from exercise of stock options                          2,877             1,648
  Reduction in capital lease obligations                              --               (92)
                                                              -----------       -----------
  Net cash used for financing activities                          (3,383)           (4,787)
                                                              -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          4,409            23,792

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  69,027           122,249
                                                              -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   73,436        $  146,041
                                                              ===========       ===========

See accompanying notes to consolidated financial statements.
/TABLE

                Intelligent Electronics, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

               (Dollars in thousands, except share-related data)

                                  (unaudited)


(1)       Basis of Presentation
          ---------------------
The consolidated financial statement information included herein is unaudited but, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments and changes in accounting estimates, necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended January 28, 1995.

(2)      Investments in Affiliates
         -------------------------
The Company has an investment in The Future Now, Inc. ("FNOW"), a network member and publicly-traded company. The Company accounts for this investment using the equity method. For the quarter ended July 29, 1995, the Company recognized a loss of $3,151 as its proportionate share of FNOW's net loss. As of July 29, 1995, the carrying value of the FNOW Common Stock was approximately $11,817, and the aggregate market price, based on FNOW's quoted market price, was approximately $16,408.

On August 17, 1995, the Company's previously announced acquisition of FNOW was consummated. The Company issued approximately 3 million shares of its Common Stock in exchange for all of the shares of FNOW Common Stock. The total purchase price including acquisition-related costs approximated $39 million. The allocation of the purchase price to assets acquired and liabilities assumed is still in process.

Summarized financial information for FNOW for the quarter and six months ended June 30, 1995 and 1994, is as follows:

                       Three months ended          Six months ended
                            June 30,                   June 30,
                        1995        1994           1995        1994
                      --------    --------       --------    --------
      Revenues        $164,811    $204,583       $316,805    $398,270
      Gross profit      26,127      23,416         53,098      52,418
      Net loss          (9,969)    (46,357)       (10,535)    (45,334)

The Company also has an investment in Random Access, Inc. ("RA"), a network member and publicly-traded company. The Company accounts for this investment as available-for-sale in accordance with FAS 115, and accordingly, the carrying value of the RA Common Stock is recorded at fair market value with changes in fair value recorded in shareholders' equity. At July 29, 1995, the aggregate market value of the Company's investment, based on RA's quoted market price of $2.81 per share, was approximately $260. In June 1995, RA announced that it was being acquired by an unrelated third party for $3.25 per share. The original cost of the Company's investment in RA was $3.18 per share.

(3)       Credit Facilities
          -----------------
As of July 29, 1995, the Company was not in compliance with certain financial ratio covenants under two of its inventory financing agreements. The Company has obtained waivers of such non-compliance.

(4)       Common Stock Dividends
          ----------------------
On July 27, 1995, the Board of Directors of the Company declared a $0.10 per share cash dividend to shareholders of record on August 15, 1995, which was paid on September 1, 1995.

On June 1, 1995, the Company paid the $0.10 per share cash dividend which was declared on April 27, 1995.

On July 28, 1994, the Board of Directors of the Company declared a $0.10 per share cash dividend to shareholders of record on August 18, 1994, which was paid on September 1, 1994.

On June 1, 1994, the Company paid the $0.08 per share cash dividend which was declared on May 4, 1994.

(5)       Supplemental Cash Flow Information
          ----------------------------------
Cash payments during the six-month periods ended July 29, 1995 and July 30, 1994 included interest of $1,204 and $662, respectively, and income taxes of $2,633 and $14,526, respectively.

(6)       Contingencies
          -------------
In December 1994, several purported class action lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania (Civil Action Nos. 94-3753, 94-CV-7410, 94-CV-7388 and 94-CV-7405) against the Company and certain directors and officers; these lawsuits have been consolidated with a class action lawsuit filed several years ago against the Company, certain directors and officers, and the Company's auditors (who are not named in the most recent complaint) in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 92-CV-1905). A purported derivative lawsuit was also filed in December 1994 in the Court of Common Pleas of Philadelphia County (No. 803) against the Company and certain of its directors and officers. These lawsuits allege violations of certain disclosure and related provisions of the federal securities laws and breach of fiduciary duties, including allegations relating to the Company's practices regarding vendor marketing funds, and seeks damages in unspecified amounts as well as other monetary and equitable relief. In addition, the Company is subject to a Securities and Exchange Commission investigation. The Company believes that all such allegations and lawsuits are without merit and intends to defend against them vigorously. While management of the Company, based on its investigation of these matters and consultations with counsel, believes resolution of these matters will not have a material adverse effect on the Company's financial position, the ultimate outcome of these matters cannot presently be determined.

In addition, the Company is involved in various litigation and arbitration matters in the ordinary course of business. The Company believes that it has meritorious defenses in and is vigorously defending against all such matters.

During fiscal 1994, based in part of the advice of legal counsel, the Company established a reserve of $9 million in respect of all litigation and arbitration matters, some of which has been used to pay legal fees and settle various claims and suits during fiscal 1995. Although the aggregate amount of the claims may exceed the amount of the reserve, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations in any subsequent period.

PAGE

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
Revenues increased 11% to $881.6 million for the quarter ended July 29, 1995 compared to $793.3 million for the quarter ended July 30, 1994. For the six months ended July 29, 1995, revenues increased to $1.7 billion compared to $1.6 billion for the six months ended July 30, 1994. These increases were primarily due to the addition of new members to the network, increased revenues from existing network members, revenues generated by the Company's branch locations acquired in December 1994 and industry growth.

Gross profit as a percentage of revenues for the quarter ended July 29, 1995 decreased to 3.1% compared to 4.8% for the quarter ended July 30, 1994. For the six months ended July 29, 1995, gross profit as a percentage of revenues was 3.8% compared to 4.7% for the same period last year. Margins have decreased during fiscal 1995 due to continued competitive pricing pressures experienced as a result of manufacturers expanding their distribution channels. These declines have been partially offset by the higher gross margins realized by the Company's branch locations which sell directly to end-users. In addition, during the quarter ended July 29, 1995, the Company recorded an inventory related charge of approximately $10.2 million in connection with warehouse consolidations and information systems improvements. This charge reflected current estimates of inventory obsolescence, damaged merchandise and inventory losses. Competitive pressures and their impact on margins are expected to continue in the future.

During the last half of fiscal 1994, the Company experienced systems stresses and outages which adversely impacted gross margins. Management has taken and continues to take actions including consolidating warehouses and upgrading existing and implementing new management information systems and believes these actions will mitigate the systems stresses and outages and their impact on gross margins by the end of fiscal 1995.

Selling, general and administrative expenses increased to $30.2 million and $57.1 million for the quarter and six months ended July 29, 1995, respectively, from $18.6 million and $33.9 million, respectively, for the comparable periods last year. Costs to operate the Company's branch locations, service the higher volume of revenues and larger network, support new programs, vendors and SKU's, and strengthen its management information systems, and certain operating inefficiencies, were primarily responsible for the increases. The Company expects recurring costs associated with systems improvements and operating inefficiencies through the end of fiscal 1995.

Investment and other income decreased slightly for the quarter ended July 29, 1995 compared to the quarter ended July 30, 1994 and decreased from $2.3 million for the six months ended July 30, 1994 to $1.7 million for the six months ended July 29, 1995. These decreases can be primarily attributable to the use of available cash for the payment of cash dividends, share repurchases, the acquisition of certain assets of branch locations from FNOW in December 1994 and capital expenditures, partly offset, in the quarter ended July 29, 1995, by termination fees resulting from the discontinuation of a third-party warehousing contract. Interest expense decreased for the quarter ended July 29, 1995, but increased for the six months ended July 29, 1995, when compared to the comparable periods last year. The increase for the six months ended July 29, 1995, is primarily due to the Company's more frequent use of its available financing arrangements for working capital needs.

The Company's effective tax rate decreased to 24.7% for the quarter ended July 29, 1995, compared to 38.3% for the quarter ended July 30, 1994. This decrease is primarily due to the effect of non-deductible goodwill on the taxable loss for the current quarter. For the six months ended July 29, 1995, the effective tax rate increased to 56.2% compared to 38.1%. This increase resulted primarily from the effect of non-deductible goodwill on lower pre-tax earnings, decreased tax-exempt investment income and a change in the Company's effective state tax rate.

For the quarter and six months ended July 29, 1995, the Company recognized losses of $3.2 million and $3.4 million, respectively, as its proportionate share of FNOW's net loss, compared to losses of $9.0 million and $8.6 million for the comparable periods last year.

As a result of the Company's acquisition of FNOW on August 17, 1995, gross profit, selling, general and administrative expenses and interest expense are expected to increase as a percentage of revenues.

In September 1995, the Company reduced its future employment costs, in virtually all areas of the Company, by eliminating and consolidating positions and cutting certain compensation. In part, these reductions were in furtherance of the Company's IE 2000 strategy and also reflects the elimination of redundant positions following the acquisition of FNOW. It is anticipated that these reductions will somewhat mitigate increases in selling, general and administrative expenses as a result of the acquisition of FNOW.

Liquidity and Capital Resources
-------------------------------
The Company has financed its growth to date from stock offerings, bank and subordinated borrowings, inventory financing and internally generated funds. The principal uses of its cash have been to fund its accounts receivable and inventory, make acquisitions, repurchase Common Stock and pay cash dividends.

During the six months ended July 29, 1995, the Company's operating activities generated $25.7 million in cash. At July 29, 1995, the Company had cash, cash equivalents and marketable securities totaling $79.7 million ($77.3 million at January 28, 1995). Working capital totaled $19.7 million at July 29, 1995 compared to $31.9 million at January 28, 1995. The increase in accounts receivable from January 28, 1995 is primarily due to higher receivables from certain finance companies and from the Company's branch locations. The Company expects accounts receivable to continue to increase as it extends credit to its network and end-users and as a result of the acquisition of FNOW. The Company may outsource some of its financing programs, which could slow the growth or
reduce the level of accounts receivable.   The Company has a $170 million
financing agreement with a finance company. At July 29, 1995, the Company had approximately $85.9 million available from this facility. In September 1995, this financing agreement was increased to $270 million. The Company's $20 million guarantee to an inventory finance company on behalf of FNOW remained in place at July 29, 1995 (subsequently cancelled with the acquisition of FNOW).

During the quarter ended July 29, 1995, the Company paid the quarterly dividend of $0.10 per share which was declared on April 27, 1995. On July 27, 1995, the Company's Board of Directors declared a dividend of $0.10 per share to shareholders of record on August 15, 1995, which was paid on September 1, 1995.

The Company's Board of Directors has authorized the repurchase, in open-market transactions, of up to 13.6 million shares of its Common Stock. As of July 29, 1995, the Company had repurchased approximately 8.3 million shares at a cost of approximately $105.7 million.

IE 2000, a strategy designed to transform the Company to a process-driven model, is expected to be completed by the end of fiscal 1996 and is estimated to cost up to $40 million, primarily due to upgrades in its management information systems, including costs of approximately $24 million through July 29, 1995.

Based on the Company's current level of operations, capital expenditure requirements and the cash needs for the repayment of FNOW's bank debt of approximately $50 million (which was repaid on August 17, 1995) and the integration of FNOW's operations following the acquisition, management believes that the Company's cash and marketable securities, internally-generated funds and available financing arrangements and opportunities will be sufficient to meet the Company's cash requirements for the current fiscal year and at least through the end of fiscal 1996.

Inflation and Seasonality
-------------------------
The Company believes that inflation has not had a material impact on its operations or liquidity to date. The Company's financial performance does not exhibit significant seasonality, although certain computer product lines have displayed a seasonal pattern with peaks occurring near the end of the calendar year.
                     Intelligent Electronics, Inc. and Subsidiaries

                               Part II - Other Information


Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            The Annual Meeting of Shareholders of the Company was held on June 8, 1995. Shareholders voted on the following items:

            (a)  For the Election of Directors:

                                                Term          Votes         Votes        Broker
                      Director               Expiration        For         Withheld     Non-Votes
                 -----------------------     ----------     ----------     --------     ---------
                 Barry M. Abelson               1998        27,856,075      168,759         0
                 William L. Rulon-Miller        1998        27,855,895      168,939         0
                 William E. Johnson             1998        27,851,475      173,359         0

            Other directors whose term of office as a director continued after the meeting were as follows:

                 James M. Ciccarelli
                 Christopher T.G. Fish
                 Roger J. Fritz
                 Arnold S. Hoffman
                 Gregory A. Pratt
                 John A. Porter
                 Richard D. Sanford
                 Alex A.C. Wilson

            (b)  Approval of the adoption of the 1995 Long-Term Incentive Plan.

                     The Shareholder vote was as follows: 15,655,822 for; 6,603,517 against; 144,518 abstained; and 5,620,977
                     Broker Non-votes.

            (c)  Approval of the adoption of the 1995 Employee Stock Purchase
Plan.

                     The Shareholder vote was as follows: 21,094,734 for; 1,239,347 against; 120,264 abstained; and 5,570,488
                     Broker Non-votes.

            (d) Appointment of Price Waterhouse LLP as independent accountants for fiscal 1995.

                     The Shareholder vote was as follows: 27,871,899 for; 102,267 against; and 50,668 abstained.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            (a)  Exhibits

                 None

            (b)  Reports on Form 8-K.

                 None

                               SIGNATURES
                               ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Intelligent Electronics, Inc.


                                      /s/ Thomas J. Coffey
                                      --------------------------------------
                                      Thomas J. Coffey
                                      Vice President, Chief Financial
                                       Officer and Chief Accounting Officer


Date:  September 12, 1995