Form 10-Q
period 1995-10-28
INTELLIGENT ELECTRONICS INC
filed 1995-12-12
CIK 814430

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED   October 28, 1995.

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

                        Yes __X__               No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,536,731 shares of Common Stock, par value $0.01 per share were outstanding at December 1, 1995.

                Intelligent Electronics, Inc. and Subsidiaries

                                     INDEX


                                                                      Page No.
                                                                      --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


          Consolidated Balance Sheets

               October 28, 1995 and January 28, 1995                       3


          Consolidated Statements of Operations

               Three and Nine Months Ended October 28, 1995
               and October 29, 1994                                        4


          Consolidated Statements of Cash Flows

               Nine Months Ended October 28, 1995                          5
               and October 29, 1994


          Notes to Consolidated Financial Statements                       6


Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      9


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                11


SIGNATURES                                                                12

PART I - FINANCIAL INFORMATION                                     FORM 10-Q
[CAPTION]

                         INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                                  Consolidated Balance Sheets
                            (in thousands, except share-related data)


                                                               October 28,    January 28,
                                                                  1995           1995
                                                               -----------   -----------
                                                               (unaudited)
                                       Assets
Current assets:
  Cash and cash equivalents                                     $  28,076    $  69,027
  Marketable securities available for sale                          4,520        8,398
  Accounts receivable, net                                        197,931       77,890
  Inventory                                                       408,964      364,606
  Prepaid expenses and other current assets                         5,551        3,973
  Deferred income taxes                                            17,840       11,256
                                                                ----------   ----------
   Total current assets                                           662,882      535,150

Property and equipment, net                                        61,005       36,463
Intangible assets, primarily goodwill, net                        156,219       71,693
Investments in affiliates                                             551       18,692
Other assets                                                       13,527        8,776
                                                                ----------   ----------
  Total assets                                                  $ 894,184    $ 670,774
                                                                ==========   ==========

                              Liabilities and Shareholders' Equity
Current liabilities:
  Short-term debt                                               $     515    $      --
  Accounts payable                                                572,929      467,109
  Accrued liabilities                                              59,458       36,181
                                                                ----------   ----------
  Total current liabilities                                       632,902      503,290
                                                                ----------   ----------
Long-term debt                                                     75,244           --
Other long-term liabilities                                         2,728           --
Commitments and contingencies                                          --           --

Shareholders' equity:
  Common stock $.01 par value per share:
   Authorized 100,000,000 shares,
   issued and outstanding:
   39,910,649 and 39,519,949 shares                                   399          395
  Additional paid-in capital                                      224,298      221,312
  Treasury stock                                                  (69,143)    (105,677)
  Retained earnings                                                27,433       51,758
  Unrealized holding gain (loss) on securities and investments        323         (304)
                                                                ----------   ----------
  Total shareholders' equity                                      183,310      167,484
                                                                ----------   ----------
   Total liabilities and shareholders' equity                   $ 894,184    $ 670,774
                                                                ==========   ==========

See accompanying notes to consolidated financial statements.

[CAPTION]

                 INTELLIGENT ELECTRONICS, INC. and Subsidiaries                        FORM 10-Q
                       Consolidated Statements of Operations
                       (in thousands, except per-share data)
                                    (unaudited)

                                                     Three months ended                  Nine months ended
                                                  October 28,    October 29,        October 28,       October 29,
                                                      1995          1994               1995              1994
                                                  ----------     ----------         -----------       -----------
Revenues                                          $  944,223     $  831,122         $ 2,653,276       $ 2,386,710

Cost of goods sold                                   895,796        805,808           2,540,136         2,287,955
                                                  ----------     ----------         -----------       -----------
  Gross profit                                        48,427         25,314             113,140            98,755
                                                  ----------     ----------         -----------       -----------
Operating expenses:
  Selling, general and administrative expenses        55,432         29,274             112,483            63,132
  Amortization of intangibles, primarily goodwill      2,132          1,180               4,718             3,540
                                                  ----------     ----------         -----------       -----------
   Total operating expenses                           57,564         30,454             117,201            66,672
                                                  ----------     ----------         -----------       -----------
Income (loss) from operations                         (9,137)        (5,140)             (4,061)           32,083

Other income (expense):
  Investment and other income (expense), net             (27)         1,394               1,654             3,704
  Interest expense                                    (2,502)          (225)             (3,882)             (848)
                                                  ----------     ----------         -----------       -----------
Income (loss) before provision (benefit) for
  income taxes and equity in loss of affiliate       (11,666)        (3,971)             (6,289)           34,939

Provision (benefit) for income taxes                  (3,814)        (1,199)               (790)           13,618
                                                  ----------     ----------         -----------       -----------
Income (loss) before equity in loss of affiliate      (7,852)        (2,772)             (5,499)           21,321

Equity in loss of affiliate (net of tax benefit
  of $0, $145, $0, and $5,198)                        (5,681)          (248)             (9,078)           (8,853)
                                                  ----------     ----------         -----------       -----------

Net income (loss)                                 $  (13,533)    $   (3,020)        $   (14,577)      $    12,468
                                                  ==========     ==========         ===========       ===========

Income (loss) per common share                    $    (0.40)    $    (0.09)        $     (0.45)      $      0.35
                                                  ==========     ==========         ===========       ===========

Dividends declared per share                      $     0.10     $     0.10         $      0.30       $      0.28
                                                  ==========     ==========         ===========       ===========

Weighted average number of common shares
  and share equivalents outstanding:                  33,947         34,936              32,213            35,628

See accompanying notes to consolidated financial statements.
[CAPTION]

              INTELLIGENT ELECTRONICS, INC. and Subsidiaries             FORM 10-Q
                    Consolidated Statements of Cash Flows
                              (in thousands)
                               (unaudited)

                                                                   Nine months ended
                                                                   -----------------
                                                               October 28,    October 29,
                                                                  1995           1994
                                                              ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                         $ (14,577)     $  12,468
    Adjustments to reconcile net income (loss) to net cash
         provided by (used for) operating activities:
        Depreciation and amortization                            13,193          7,204
        Loss on disposal of fixed assets                          7,978             --
        Provision for deferred taxes                             (3,544)       (12,990)
        Provision for losses on trade receivables                 1,717            143
        Provision for write-down of inventory                     5,615          6,185
        Equity in loss of affiliate                               9,078         14,051
        Changes in assets and liabilities excluding effect
         of business acquisition:
            Accounts receivable                                 (25,184)       (25,841)
            Inventory                                           (13,608)      (217,402)
            Other current assets                                  2,456         (5,348)
            Accounts payable                                    (20,738)       223,873
            Accrued liabilities                                   3,758          9,133
                                                              ------------    -----------
    Net cash provided by (used for) operating activities        (33,856)        11,476
                                                              ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                               --        (31,709)
    Sales and maturities of marketable securities                 4,500         80,714
    Acquisition of property and equipment                       (29,726)        (8,646)
    Investment in and loan to affiliates                             --         (1,102)
    Other                                                          (351)          (764)
                                                              ------------    -----------
    Net cash provided by (used for) investing activities        (25,577)        38,493
                                                              ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock repurchased                                         --        (14,941)
    Cash dividends paid                                          (9,417)        (9,094)
    Proceeds from exercise of stock options                       2,990          2,118
    Proceeds from long-term debt                                 75,000             --
    Repayment of FNOW's bank debt                               (50,009)            --
    Reduction in capital lease obligations                          (82)          (128)
                                                              ------------    -----------
    Net cash provided by (used for) financing activities         18,482        (22,045)
                                                              ------------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       (40,951)        27,924

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 69,027        122,249
                                                              ------------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  28,076       $ 150,173
                                                              ============    ===========

See accompanying notes to consolidated financial statements.
                     Intelligent Electronics, Inc. and Subsidiaries

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

(2)      Acquisition of Business
         -----------------------
On August 17, 1995, the Company acquired The Future Now, Inc. ("FNOW"). The Company issued 2,952,282 shares of its Common Stock in exchange for all of the remaining shares (approximately 69%) of FNOW Common Stock not previously owned by the Company. The aggregate purchase price including acquisition-related costs approximated $36.5 million. The acquisition was accounted for using the purchase method and, accordingly, the operating results of FNOW have been included in the consolidated operating results since the date of acquisition. The preliminary allocation of the purchase price to assets acquired and liabilities assumed is as follows:

         Accounts receivable                                     $    95,599
         Inventory                                                    36,365
         Other current assets                                          3,800
         Property and equipment                                       11,268
         Intangible assets, primarily goodwill                        89,440
         Other long-term assets                                        8,742
         Short-term debt                                             (50,564)
         Accounts payable                                           (126,558)
         Accrued liabilities, including acquisition-related
           accruals                                                  (29,898)
         Long-term debt                                                 (286)
         Other long-term liabilities                                  (1,374)
                                                                  -----------
                                                                  $    36,534
                                                                  ===========

Unaudited pro forma results of operations of the Company for the three and nine months ended October 28, 1995 and October 29, 1994, assuming the FNOW acquisition was consummated on January 30, 1994, are as follows:

[CAPTION]

                                     Three months ended            Nine months ended
                                  October 28,    October 29,    October 28,     October 29,
                                     1995           1994           1995            1994
                                 ------------   ------------   ------------    ------------
         Revenues                $  949,775     $  912,655     $ 2,769,567     $ 2,585,695
         Net loss                   (16,941)        (3,911)        (23,369)        (13,427)
         Loss per share          $    (0.46)    $    (0.10)    $     (0.66)    $     (0.35)

Pro forma financial information presented above is not necessarily indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the period presented or of future results of operations of the combined companies.

(3)       Credit Facilities
          -----------------
In September 1995, the Company's $170 million financing agreement with a finance company was increased to $270 million. In October 1995, this financing agreement was amended to reclassify $75 million as a term loan with an expiration date of February 3, 1997 and an interest rate of prime plus 1.875%. This term loan is reflected on the Consolidated Balance Sheet as long-term debt.

As of October 28, 1995, the Company was not in compliance with certain financial ratio covenants under two of its inventory financing agreements. The Company has obtained waivers of such non-compliance.

(4)       Common Stock Dividends
          ----------------------
On October 26, 1995, the Board of Directors of the Company declared a $0.10 per share cash dividend to shareholders of record on November 15, 1995, which was paid on December 1, 1995.

On September 1, 1995, the Company paid the $0.10 per share cash dividend which was declared on July 27, 1995.

On October 27, 1994, the Board of Directors of the Company declared a $0.10 per share cash dividend to shareholders of record on November 15, 1994, which was paid on December 1, 1994.

On September 1, 1994, the Company paid the $0.10 per share cash dividend which was declared on July 28, 1994.

(5)       Supplemental Cash Flow Information
          ----------------------------------
During the quarter ended October 28, 1885, the Company issued 2,952,282 shares of its Common Stock aggregating approximately $36,534 for the acquisition of FNOW.

Cash payments during the nine-month periods ended October 28, 1995 and October 29, 1994 included interest of $2,046 and $1,019, respectively, and income taxes of $2,633 and $19,910, respectively.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
Revenues increased 14% to $944 million for the quarter ended October 28, 1995 compared to $831 million for the quarter ended October 29, 1994. For the nine months ended October 28, 1995, revenues increased to $2.7 billion compared to $2.4 billion for the nine months ended October 29, 1994. These increases were primarily due to the revenues generated by the Company's branch locations which were acquired in December 1994 and the acquisition of FNOW in August 1995, the addition of new members to the network and industry growth.

Gross profit as a percentage of revenues for the quarter ended October 28, 1995 increased to 5.1% compared to 3.1% for the quarter ended October 29, 1994. This increase was due primarily to the higher gross margin percent realized by the FNOW locations which sell directly to end-users and a $5 million inventory-related charge taken in the quarter ended October 29, 1994 compared to a $2 million inventory-related charge in the quarter ended October 28, 1995, offset in part by competitive pricing pressures. For the nine months ended October 29, 1995, gross margin increased to 4.3% from 4.1% when compared to the same period last year. During the nine months ended October 28, 1995, the Company recorded inventory-related charges totaling approximately $12 million. These charges reflected current estimates of inventory obsolescence, damaged merchandise and inventory losses.

Management has taken and continues to take actions which it believes will minimize the inventory-related charges in the future, including consolidating warehouses and upgrading existing and implementing new management information systems. These actions have mitigated and are expected to continue to mitigate the systems stresses and outages and their impact on gross margins that the Company experienced during the last half of fiscal 1994. Competitive pressures and their impact on margins are expected to continue in the future.

Selling, general and administrative expenses increased to $55.4 million and $112.5 million for the quarter and nine months ended October 28, 1995, respectively, from $29.3 million and $63.1 million, respectively, for the comparable periods last year. During the quarter ended October 28, 1995, the Company incurred charges of approximately $15 million consisting primarily of severance costs in connection with a reduction in the Company's workforce and a charge related to certain management information systems projects reevaluated and realigned following its acquisition of FNOW. Other causes of the increase in selling, general and administrative expenses include: operating costs for the FNOW locations; costs to service the higher volume of revenues, larger network, new programs and expanded vendor and SKU base; and expenses and depreciation relative to the enhancement of existing and implementation of new management information systems. These increases were offset in part by savings following the elimination of certain peripheral ventures in the quarter ended October 29, 1994.

It is anticipated that the workforce reductions and other cost cutting measures implemented by the Company will somewhat mitigate the higher selling, general and administrative costs required to support the activities of FNOW.

Investment and other income (expense) decreased for both the quarter and nine months ended October 28, 1995 compared to the same periods last year. These decreases can be primarily attributable to the use of available cash for the payment of cash dividends and share repurchases, the acquisition of certain assets of branch locations from FNOW in December 1994, capital expenditures and the repayment of FNOW's bank and finance company debt following the acquisition in August 1995. Interest expense increased for the quarter and nine months ended October 28, 1995 compared to the comparable periods last year primarily as a result of the Company's more frequent use of its available financing arrangements for working capital purposes.

The Company's effective tax rate increased to 32.7% for the quarter ended October 28, 1995 compared to 30.2% for the quarter ended October 29, 1994. This increase is primarily due to a change in the Company's effective state tax rate. For the nine months ended October 28, 1995, the effective tax rate decreased to 12.6% compared to 39.0%. This decrease resulted primarily from the effect of non-deductible goodwill on the pre-tax loss, offset by a change in the Company's effective state tax rate.

For the quarter and nine months ended October 28, 1995, the Company recognized losses of $5.7 million and $9.1 million, respectively, as its proportionate share of FNOW's net loss, compared to losses of $0.3 million and $8.9 million for the comparable periods last year.

Liquidity and Capital Resources
-------------------------------
The Company has financed its growth to date from stock offerings, bank and subordinated borrowings, inventory financing and internally generated funds. The principal uses of its cash have been to fund its accounts receivable and inventory, make acquisitions, repurchase Common Stock and pay cash dividends.

During the nine months ended October 28, 1995, the Company's operating activities used $34 million in cash primarily resulting from the repayment of vendor financing related to FNOW's operations. At October 28, 1995, the Company had cash, cash equivalents and marketable securities totaling $32.6 million ($77.3 million at January 28, 1995). Working capital totaled $30.0 million at October 28, 1995 compared to $31.9 million at January 28, 1995. The increase in accounts receivable from January 28, 1995 is primarily due to the acquisition of FNOW in August 1995. The Company expects accounts receivable to continue to increase as it extends credit to its network and end-users and as a result of the acquisition of FNOW. The Company may outsource some of its financing programs, which could slow the growth or reduce the level of accounts receivable. The Company has a $270 million ($75 million of which is a term loan due on February 3, 1997) financing agreement with a finance company. At October 28, 1995, the Company had approximately $56 million available under this facility after considering the borrowing base formula and trade payables outstanding to a vendor related to the finance company.

During the quarter ended October 28, 1995, the Company paid the quarterly dividend of $0.10 per share which was declared on July 27, 1995. On October 26, 1995, the Company's Board of Directors declared a dividend of $0.10 per share to shareholders of record on November 15, 1995, which was paid on December 1, 1995.

The Company's Board of Directors has authorized the repurchase, in open-market transactions, of up to 13.6 million shares of its Common Stock. As of October 28, 1995, the Company had repurchased approximately 8.3 million shares at a cost of approximately $105.7 million. Approximately 3 million of the repurchased shares were issued as part of the acquisition of FNOW.

IE 2000, a strategy designed to transform the Company to a process-driven model, is expected to be completed by the end of fiscal 1996 and is estimated to cost up to $40 million, primarily due to upgrades in its management information systems, of which approximately $26 million was expended through October 28, 1995, including capitalized costs of approximately $15 million.

Based on the Company's current level of operations, capital expenditure requirements and the integration of FNOW's operations following the acquisition, management believes that the Company's cash and marketable securities, internally-generated funds and available financing arrangements and opportunities will be sufficient to meet the Company's cash requirements for the current fiscal year and at least through the end of fiscal 1996.

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


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits

             10 Amendment to Addendum to Agreement for Wholesale Financing and Addendum to Addendum to Agreement for Wholesale Financing - Flexible Payment Plan dated October 27, 1995.

        (b)  Reports on Form 8-K.

             The Company's Report on Form 8-K dated August 17, 1995 relating to the acquisition of The Future Now, Inc.



                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Intelligent Electronics, Inc.


                                        /s/ Thomas J. Coffey
                                        -----------------------------------
                                        Thomas J. Coffey
                                        Vice President, Chief
                                         Financial Officer and
                                         Chief Accounting Officer


Date:  December 12, 1995