Form 10-K
period 1996-02-03
INTELLIGENT ELECTRONICS INC
filed 1996-05-03
CIK 814430

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-K

   (Mark one)
     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

               For the fiscal year ended February 3, 1996

                                   OR

     [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from       to        Commission file number 0-15991

                      INTELLIGENT ELECTRONICS, INC.
           (Exact name of registrant as specified in its charter)

        Pennsylvania                                        23-2208404
   (State or other jurisdiction                         (IRS Employer
 of incorporation or organization)                     Identification No.)

                      411 Eagleview Boulevard, Exton, PA  19341
           (Address of principal executive offices, including zip code)

                                 (610)458-5500
           (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                   None

           Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, $.01 Par Value
                            [Title of Class]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes X     No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 8, 1996:

                      Common Stock, $.01 Par Value - $190,632,930

     The number of shares outstanding of the issuer's common stock as of April 8, 1996:

                      Common Stock, $.01 Par Value - 34,536,731

                         Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for the 1996 Annual Shareholders' Meeting are incorporated by reference into Items 10, 11, 12 and 13 (Par III) of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

                                    PART I

                               Item 1.  BUSINESS

Introduction

           Intelligent Electronics, Inc. (the "Company") provides information technology products, services and solutions to network integrators and resellers (the "Network"), and to large and small corporate customers, educational institutions and governmental agencies in the United States. The Company was founded in 1982 and is a Pennsylvania corporation. In March 1984, the Company commenced the wholesale distribution of microcomputers. On August 17, 1995, the Company exchanged shares of its Common Stock for all of the remaining shares (approximately 69%) of The Future Now, Inc. ("FNOW"), not previously owned by the Company (See Note 2 to the Consolidated Financial Statements). The merger with FNOW, a computer sales and services company, expanded the Company's offerings through the acquisition of a direct hardware sales organization ("Direct business") and a professional services organization providing a wide range of sophisticated customer support and consulting services. The principal products sold, installed and serviced by the Company include microcomputers, workstations, local and wide area network systems, computer software and peripherals and telecommunications equipment. As of February 3, 1996, the Network comprised more than 3,000 locations.

           The Company's principal executive offices are located at 411 Eagleview Boulevard, Exton, Pennsylvania, 19341, telephone (610)458-5500. As used herein and unless otherwise required by the context, the "Company" shall mean Intelligent Electronics, Inc. and its wholly-owned subsidiaries.

           The matters discussed in this Form 10-K that are forward-looking statements are based on current management expectations that involve risks and uncertainties. Potential risks and uncertainties include, without limitation: the impact of economic conditions generally and in the industry for microcomputer products and services; the potential decline in the level of demand for the Company's products and services; the potential termination or non-renewal of a supply agreement with a major vendor; continued competitive and pricing pressures in the industry; product supply shortages; open sourcing of products from vendors; rapid product improvement and technological change, short product life cycles and resulting obsolescence risks; legal proceedings; and the risk of unavailability of adequate capital or financing.

Distribution to the Network ("Indirect business")

           The Company provides distribution of microcomputers and related equipment to its customers through a business-to-business approach. Specifically, the Company provides product selection, technical support, cost-efficient marketing programs and promotions and configuration. The Company believes that it purchases the majority of the products distributed at the lowest published prices available and believes that its purchasing power gives it better access to constrained product lines. The Company consequently passes on to its customers a portion of the discount which it receives from vendors. This pricing, together with the Company's service offerings and ready access to expansive product inventories, generally enables its customers to purchase products from the Company at better terms than they could obtain directly from vendors and to effectively compete in the marketplace.

           The Company sells products and provides certain services to its Network members, who are charged varying fees based on different levels of services which they select. The Company believes that its product pricing and its "services-for-fees" approach enhance the competitiveness of its Network and provide for an efficient allocation of support. In addition, the Company provides and is continuing to develop programs to enhance the competitiveness of its Network, such as marketing assistance, programs designed to enhance channel sales, product promotion, pre-shipment configuration, technical support and new product evaluation. Programs designed for specific members of the Network include a nationwide advanced systems program operated under the name "Intelligent Systems Group", which targets end-users with a regional or national presence and focuses primarily on high-end or technically advanced products, the National Service Network, which assists members of the Network in servicing multi-location, regional or national accounts, The
Retail Reseller Group, which addresses the specific needs of Network members who focus on the retail channel, and the Business Technology Centers program, which assists Network members in positioning themselves in the small-to-medium business market.

           The Company also offers financing programs, under which, for a fee, it extends up to thirty days credit to qualified end-users and certain Network members who purchase selected products. Under one such program, the Company, in partnership with Network members, provides products and extends credit directly to end-users who have been approved both by the Company and the Network member. This program frees up the existing credit line of the Network member. Also, certain members of the Network are receiving credit in order to facilitate their ability to purchase certain products from the Company and to allow the Company to compete with competitors who offer such credit terms.

Network Structure

           Certain of the relationships between the Company and its Network are governed by franchise agreements. These franchise agreements provide for the operation of a business center and the sale of microcomputer systems and related products and services as well as other advanced technology products under the Company's proprietary trademarks "Todays Computers Business
Centers" and "TCBC," or "Entre Computer Centers" or "Connecting Point of America". These agreements generally have an initial term of 10 years which may be renewed for an additional 10 years and provide that the franchisee will have the right to operate a franchise at a specific location. The franchisees generally sell products approved for sale which may be purchased from the Company. The Company may terminate the franchise agreement, subject to termination requirements under state franchise laws, either upon the occurrence of certain specified events or upon 30 days' notice of certain defaults by the franchisee. Certain franchisees may terminate the agreement with or without cause, at any time upon 60 days' prior written notice to the Company. Franchisees operating under TCBC or Entre marks are subject to certain restrictions against competition following termination.

           The Company also sells products to various members of the Network who do not sign franchise agreements and, therefore, are not entitled to conduct business under any of the Company's trademarks but are permitted to purchase certain products from the Company at competitive prices and terms.

           In addition, members of the Network can participate in various supplemental programs offered by the Company and obtain the right to use other proprietary service marks of the Company including "Intelligent Systems Group" or "ISG," and "Business Technology Centers" or "BTC."

        FNOW accounted for approximately 16% of the Company's revenues from continuing operations during the fiscal years ended January 28, 1995 and January 29, 1994. Through August 17, 1995, FNOW accounted for approximately 12% of the Company's revenues. FNOW, now a wholly-owned subsidiary of the Company, remains a significant member of the Network.

Products

           The Company currently markets technology products consisting of microcomputer systems, workstations, networking and telecommunications equipment and software. The Company's product acquisition staff selects products on the basis of overall quality, product image, technological capability, and business applications, as well as the pricing, discount, marketing and rebate programs offered by the manufacturer which enable the Company, and in turn the Network, to benefit from quantity purchasing economies. The Company currently distributes products of approximately 100 vendors, principally Hewlett-Packard Company ("Hewlett-Packard"), COMPAQ Computer Corporation ("COMPAQ"), International Business Machines Corporation ("IBM"), Apple Computer, Inc. ("Apple"), NEC Technologies, Inc., Toshiba America Information Systems, Inc., Microsoft Corporation, Epson America, Inc., Novell, Inc., Digital Equipment Corporation and Lotus Development Corporation.

           In the past, certain vendors of the Company required resellers to purchase products from only one source. A large majority of these vendors have changed their policy, allowing "open sourcing," which permits resellers to purchase products from more than one source. As a result of open sourcing, competitive pricing pressures throughout the industry have intensified and customer and brand loyalty has been reduced. In response to open sourcing and to enhance other services, the Company has broadened the selection of computer technology products stocked in its central warehouses. Products which the Company added to its existing assortment include advanced technology central processing units, an expanded offering of peripheral devices and certain software. Inventory levels increased in support of this enhanced product offering and higher sales volume. These lines typically require expanded inventory levels and a longer sell through cycle.

           The Company's agreements with its major vendors permit it to purchase products from them for sale to Network members which are directly authorized by such vendors to sell products. In some cases, specific products from the major vendors may be sold to Network members which do not have specific authorization from the vendors. The vendor agreements are subject to termination by the vendors without cause on varying notice periods, and are subject to periodic renewals or re-authorization by the vendors. The termination or non-renewal of an agreement with a major vendor could have a material adverse effect on the Company.

           Under the agreements with the vendors, products may be returned to vendors at restocking fees ranging up to 5%. The agreements generally provide for price adjustments for specified periods which protect the Company in the event of price reductions by the vendor. The Company administers certain vendors' price adjustment programs for the benefit of the Network.
In 1995, the Company instituted a policy allowing members of the Network to return up to 3% of the previous quarter's purchases without a restocking fee and if returns exceed 3%, a restocking fee of up to 10% is charged.

           Products from the following manufacturers comprised the following percentages of the Company's revenues during the years ended February 3, 1996, January 28, 1995 and January 29, 1994:


                                                Year ended
                               ---------------------------------------------
                               February 3,      January 28,      January 29,
                                  1996             1995             1994
                               -----------      -----------      -----------
     IBM                           15%              15%              15%
     COMPAQ                        24%              25%              25%
     Apple                          8%              12%              18%
     Hewlett-Packard               25%              24%              22%


        No other manufacturers' products comprised more than 10% of the Company's revenues during fiscal 1995, fiscal 1994 or fiscal 1993.

Direct Business

        Through its acquisition of FNOW in August 1995 and five branch locations in December 1994 from FNOW, the Company acquired a direct hardware sales organization operating in 24 sales offices in 19 states.
The Direct business purchases the majority of its products from the Indirect business and is an authorized dealer or a reseller at some or all of its 24 locations for the products of over 100 manufacturers. The strategy of the Direct business, in conjunction with XLConnect (defined below), is to focus its marketing efforts towards medium-sized businesses, Fortune 1000 corporations, professional firms, and governmental and educational institutions. These customers are relying more on business partners and suppliers to provide a complete solution to their information technology needs, in addition to competitive pricing. Also, many larger customers are outsourcing their information technology needs. In order to meet these complex needs, the Direct business supplies the hardware and partners with XLConnect which provides the sophisticated information technology services described below.

XLConnect

        Following the acquisition of FNOW, the Company combined the operations of one of its existing subsidiaries with FNOW's professional services organization to form XLConnect Solutions, Inc. ("XLConnect"). XLConnect offers a wide range of professional services including project and network management, consulting services, enterprise design, training, technology deployment and telecommunications services.

        XLConnect focuses on three specific areas, emphasizing total connectivity solutions:

Internetworking Solutions:   The Internetworking group provides network and
communication systems management, local and wide area network design services, web site development, connectivity consulting and telecommunications services such as frame relay, Internet access and integrated services digital networks (ISDN).

Managed Service Solutions:   Managed Service Solutions maximizes the
productivity of its customers' networks and the equipment on the network. It offers a full range of services including PC, local and wide area network outsourcing, asset management, workgroup collaboration, electronic mail and electronic commerce services.

Application Services Group:   The Application Services Group provides
Internet and intranet solutions, training, and help desk solutions. It designs, develops, installs and supports Internet and intranet applications running over enterprise-wide networks. It also trains personnel, agents and its customers on how to sell and support these complex solutions.

Competition

           Competition in the microcomputer industry is intense, principally in the areas of price, breadth of product line, product availability and technical support and service. The Company and its Network compete with computer aggregators, distributors, resellers and retailers in the sale of its products and services as well as firms offering information technology implementation consulting services. The Company faces competition from microcomputer manufacturers that sell their products through direct sales forces and from distributors that emphasize mail order and telemarketing. The Company believes that the pricing and product availability offered to it by its vendors are at least as favorable as are offered to its competitors, which enables the Company and the Network to compete favorably with their competitors in terms of pricing and product availability. In addition, the Company develops customized value-add programs for its Network, including programs to develop channel markets, such as the market for advanced technology products, which enhance the competitiveness of the Network. The Company also provides technical support and service programs which it believes contribute favorably to the competitiveness of the Network.

           The Company is subject to competition from other aggregators in recruiting and retaining Network members, as well as competition from distributors in its efforts to sell products to the Network. The Company believes that its pricing and value-add programs and services allow it to compete effectively. Certain competitors may have greater financial resources than the Company.

            The Company's competitors in the total connectivity solutions industry include computer resellers, Internet service providers, long-distance carriers, regional Bell operating companies and traditional hardware and software providers. Management believes that the breadth of services offered by XLConnect (and the prices charged) should allow XLConnect to compete effectively for customers. However, XLConnect operates in an emerging industry, which is likely to undergo continuous change, and there can be no assurance that it will be able to achieve and sustain a strong competitive
position.   In addition, certain competitors may have greater technical, marketing and financial resources than the Company.

Trademarks and Service Marks

           The trademarks or service marks "The Future Now, Inc.," "Future Connection," "FutureFile," "FutureCare," "Power By the Hour," "IE Intelligent Electronics," "TCBC Todays Computers Business Centers," "Entre," "Entre Computer Center," "Connecting Point," "Intelligent Systems Group," "ISG," "Intelligent Electronics BTC Business Technology Center," "FAMA," "Intelligent Lease," "The Intelligent Lease Center," "The Resellers' Complete Leasing Solution," "IC Plus Intelligent Coverage Plus," "XLConnect," "XLConnect Solutions," "XLConnect Services," "XLConnect Systems," and the design of the Entre Computer Center logo are in use and (except for the logo) are currently registered or are in the process of registration in the United States Patent and Trademark Office or in a state by the Company. Although the marks may not be registered with any states, the Company claims common law rights to the marks based on adoption and use. To the Company's knowledge, there are no pending interference, opposition or cancellation proceedings, or litigation, threatened or claimed, with respect to the marks in any jurisdiction, except for a claim of infringement against the Company which has not yet been resolved regarding the XLConnect trademark. The Company holds no patents. Management believes that the Company's marks are valuable; however, the loss of use of any of the marks would not have a material adverse effect on the Company's business.

Government Regulation

           The Company is subject to Federal Trade Commission regulations governing disclosure requirements in the sale of franchises. The Company is also subject to a substantial number of United States and state laws regulating franchise operations. For the most part, such laws impose registration and disclosure requirements on the Company in the offer and sale of franchises and also regulate related advertisements. In certain states, there are substantive laws or regulations affecting the relationship between the Company and the franchisees, especially in the area of termination of the franchise agreement. The Company has also registered with various regulatory agencies with respect to its sale of telecommunications services. The
Company believes it is currently and has been in the past in substantial compliance with all such regulations.

Executive Officers of the Company

           The executive officers of the Company are as follows:

           Name                   Age      Position
           ----                   --       --------

           Richard D. Sanford     52       Chairman of the Board, President
                                             and Chief Executive Officer

           Gregory A. Pratt       47       Executive Vice President

           Timothy D. Cook        35       Senior Vice President - Fulfillment

           Thomas J. Coffey       43       Senior Vice President and Chief
                                             Financial Officer

           Stephanie D. Cohen     34       Vice President, Secretary and
                                             Treasurer

           Richard D. Sanford has been the Company's Chairman and Chief Executive Officer since he founded the Company in May 1982. Mr. Sanford was named President of the Company in April 1996.

           Gregory A. Pratt joined the Company in March 1992 as Executive Vice President and was appointed President and Chief Operating Officer of the Company shortly thereafter. Mr. Pratt resigned as President and Chief Operating Officer and was elected Executive Vice President in April 1996. Prior to joining the Company, Mr. Pratt served as President of Atari Computer Corporation and Vice President of Finance and Chief Financial Officer of
Atari Corporation. He also served on the Board of Directors of Atari Corporation and was a member of the Board's Executive Committee.

           Timothy D. Cook joined the Company as Senior Vice President - Fulfillment in October 1994. Prior to joining the Company, Mr. Cook held various positions at IBM since 1983, including Director of Brand Management and Site Services, and Director of North American Fulfillment for the IBM PC Company.

           Thomas J. Coffey joined the Company as Vice President and Chief Financial Officer in July 1995. On April 1, 1996, Mr. Coffey was named Senior Vice President. Prior to joining the Company, Mr. Coffey was a partner in the international accounting firm of KPMG Peat Marwick which position he held since 1985.

           Stephanie D. Cohen was elected Vice President, Secretary and Treasurer in May 1993 and was appointed Chief Financial Officer of FNOW in August 1995. Prior to that, Ms. Cohen held the position of Vice President, Investor Relations of the Company from March 1991 to May 1993. Ms. Cohen joined the Company in 1987 as Controller, and served as Director, Investor Relations from March 1989 until March 1991.

Employees

           As of February 3, 1996, the Company had 2,569 full-time employees. No employee is represented by a labor union and the Company believes that its employee relations are good.


                              Item 2.  PROPERTY

           The Company currently distributes products from two leased facilities in the United States. One distribution center is located in approximately 488,000 square feet of space in Memphis, Tennessee, under a lease which expires in February 2005. The other distribution center is located in Denver, Colorado in approximately 200,000 square feet of space under a lease expiring in November 1996.

           The Company leases approximately 31,000 square feet in Exton, Pennsylvania, primarily for its principal executive offices with a lease term expiring in June 1997 and approximately 122,000 square feet in the Denver, Colorado area, primarily for its Reseller Network Division offices, under a lease expiring in December 2001. In addition, the Company leases facilities for FNOW's 24 sales offices expiring at various dates between 1996 and 2004. The Company believes that its facilities are adequate for its present needs.


                           Item 3.  LEGAL PROCEEDINGS

           In December 1994, several purported class action lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania (Civil Action Nos. 94-3753, 94-CV-7410, 94-CV-7388, and 94-CV-7405)
against the Company and certain directors and officers; these lawsuits have been consolidated with a class action lawsuit filed several years ago against the Company, certain directors and officers, and the Company's auditor's in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 92-CV-1905). A purported derivative lawsuit was also filed in December 1994 in the Court of Common Pleas of Philadelphia County (No. 803) against the Company and certain of its directors and officers. These lawsuits allege violations of certain disclosure and related provisions of the federal securities laws and breach of fiduciary duties, including allegations relating to the Company's practices regarding vendor marketing funds, and seek damages in unspecified amounts as well as other monetary and equitable relief. In addition, the Company is subject to a Securities and Exchange Commission investigation. The Company believes that all such allegations and lawsuits are without merit and intends to defend against them vigorously. While management of the Company, based on its investigation of these matters and consultations with counsel, believes resolution of these matters will not have a material adverse effect on the Company's financial position, the ultimate outcome of these matters cannot presently be determined.

           In addition, the Company is involved in various litigation and arbitration matters in the ordinary course of business. The Company believes that it has meritorious defenses in and is vigorously defending against all such matters.

           During fiscal 1994, based in part on the advice of legal counsel, the Company established a reserve of $9 million in respect of all litigation and arbitration matters, some of which has been used to pay legal fees and settle various claims and suits during fiscal 1995. Although the aggregate amount of the claims may exceed the amount of the reserve, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position.


         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

                                  PART II

              Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                       AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over-the-counter in the Nasdaq National Market (symbol INEL). As of April 5, 1996, there were 1,061 shareholders of record.

Set forth below is the range of the high and low sale prices for the Company's Common Stock as reported by Nasdaq during each fiscal quarter within the two most recent fiscal years:

        Quarter ended                          High                   Low
        ----------------                      --------              --------
        February 3, 1996                      $  8 1/4              $  4 1/2
        October 28, 1995                      $ 13 5/8              $  7 1/4
        July 29, 1995                         $ 14 1/2              $  8 5/8
        April 29, 1995                        $ 10 1/2              $  9
        January 28, 1995                      $ 17                  $  7 1/2
        October 29, 1994                      $ 18 1/8              $ 13 7/8
        July 30, 1994                         $ 23 1/4              $ 13 5/8
        April 30, 1994                        $ 27 3/8              $ 18 1/2

The Company instituted a quarterly dividend of $0.08 per share in the second quarter of fiscal 1993. On June 1, 1993, the Company paid a one-time special cash dividend of $2.00 per share. In the second quarter of fiscal 1994, the quarterly dividend was increased to $0.10 per share. In the fourth quarter of fiscal 1995, the quarterly dividend was suspended. There is no assurance that the quarterly dividend will be resumed. Any resumption will depend upon the Company's financial performance, capital requirements, financial condition and other relevant factors.

                    Item 6.  SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA (1) (in thousands, except per share data)

                                                                                                    Transition
                                                                                                      period         Year
                                                                   Year ended                          ended         ended
                                             February 3,   January 28,   January 29,   January 30,   February 1,   October 31,
                                                1996          1995          1994          1993          1992          1991
                                             -----------   -----------   -----------   -----------   -----------   -----------
Revenues                                    $ 3,588,099   $ 3,208,083   $ 2,646,102   $ 2,016,686    $ 515,974    $ 1,753,574
Income (loss ) from continuing operations       (19,488)        8,060        41,117        22,134        9,625         38,529
Income (loss) per common share
 from continuing operations                      $(0.59)       $ 0.23        $ 1.13        $ 0.58       $ 0.25         $ 1.12
Cash dividends declared per
 share of Common Stock                           $ 0.30        $ 0.38        $ 2.24           --           --              --

BALANCE SHEET DATA
                                              February 3,   January 28,   January 29,   January 30,   February 1,   October 31,
                                                 1996          1995          1994          1993          1992          1991
                                              -----------   -----------   -----------   -----------   -----------   -----------
Total assets                                  $ 839,349     $ 670,774     $ 577,011     $ 630,332     $ 670,415     $ 706,515
Long-term debt                                   80,025            --            --            97        29,690        29,756
Total shareholders' equity                      178,036       167,484       218,850       280,527       289,279       274,477

(1) See Notes 2 and 3 to the Consolidated Financial Statements for the fiscal year ended February 3, 1996 for information regarding the acquisition of The Future Now, Inc. on August 17, 1995, and the acquisition of BizMart, Inc. on June 19, 1991 and its sale on March 4, 1993, resulting in BizMart's results of operations being classified as a discontinued operation.

          Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Fiscal 1995 Compared to Fiscal 1994
- -----------------------------------
Revenues for the year ended February 3, 1996 ("fiscal 1995") were $3.6 billion, an increase of approximately $400 million or 12% over the year ended January 28, 1995 ("fiscal 1994"). This increase was primarily due to the revenues generated by the branch locations acquired from FNOW in December 1994 and the acquisition of FNOW in August 1995, the addition of new network integrators, an additional week of sales in fiscal 1995 due to the Company's 52-53 week fiscal year and industry growth.

Gross profit as a percentage of revenues increased from 4.1% in fiscal 1994 to 4.3% in fiscal 1995. This increase was primarily due to the higher gross margin percent realized by the FNOW locations which sell directly to end-users, partially offset by continued competitive pricing pressures throughout the industry and special inventory-related charges of approximately $10.0 million recorded in the second quarter of fiscal 1995 which represented estimates of inventory obsolescence, damaged merchandise and inventory losses.

Management has taken and continues to take actions which it believes will minimize the inventory-related charges in the future, including consolidating warehouses and upgrading existing and implementing new management information systems. These actions have reduced and are expected to eliminate the systems stresses and outages and their impact on gross margins that the Company experienced during the last half of fiscal 1994. Competitive pressures and their impact on margins are expected to continue in the future.

Selling, general and administrative expenses increased to $154.4 million (4.3% of revenues) in fiscal 1995 compared to $96.2 million (3.0% of revenues) in fiscal 1994. During fiscal 1995, the Company incurred charges of approximately $14 million consisting primarily of severance costs in connection with a reduction in the Company's workforce and a charge related to certain management information systems projects reevaluated and realigned following the acquisition of FNOW. Other causes of the increase in selling, general and administrative expenses include: operating costs for the FNOW locations; costs to service the higher volume of revenues, larger network, new programs and expanded vendor and SKU base; and expenses and depreciation relative to the enhancement of existing and implementation of new management information systems. These increases were offset in part by savings following the elimination of certain peripheral ventures. In addition, certain costs were incurred in fiscal 1994, including a $9 million reserve for litigation and arbitration matters and costs relating to the implementation of IE 2000. IE 2000 is a project designed to transform the Company to a process-driven model.

It is anticipated that the workforce reductions and other cost cutting measures implemented by the Company will somewhat mitigate the higher selling, general and administrative costs required to support the operations of FNOW.

Amortization of intangibles increased in fiscal 1995 compared to fiscal 1994 due to goodwill related to the FNOW acquisition.

Investment and other income declined in fiscal 1995 compared to fiscal 1994 due to the use of available cash for the payment of cash dividends and share repurchases, the acquisition of certain assets of branch locations from FNOW in December 1994, capital expenditures and the repayment of FNOW's bank and
finance company debt following the acquisition in August 1995.   Interest
expense increased from fiscal 1994 compared to fiscal 1995 as a result of the Company's more frequent use of its available financing arrangements for inventory financing and working capital purposes and the addition of $75 million of long-term debt in October 1995.

The Company's effective tax rate for fiscal 1995 was a 14.2% benefit compared to a 39.7% provision for fiscal 1994. The effect of non-deductible goodwill amortization on the pre-tax loss in fiscal 1995 was the primary reason for the difference in the effective tax rate.

Fiscal 1994 Compared to Fiscal 1993
- -----------------------------------
Revenues for fiscal 1994 were $3.2 billion compared to $2.6 billion for the year ended January 29, 1994 ("fiscal 1993"), representing an increase of 21%. The addition of new network integrators, continued demand from existing network integrators for premium brand name and advanced technology products and industry growth were primarily responsible for the increase in revenues. However, the Company believes that operating inefficiencies caused by systems stresses and outages, discussed below, during the last half of fiscal 1994 caused a loss of potential sales.

Gross profit as a percentage of revenues decreased to 4.1% for fiscal 1994 compared to 4.4% for fiscal 1993. The decrease in gross margin percent is primarily attributable to intensified competitive pricing pressures as certain manufacturers expanded their distribution channels and the impact of management information systems stresses and outages, offset in part by the higher volume of revenues generated from higher margin advanced technology products and as a result of taking advantage of purchasing and early payment discount opportunities. The systems-related stresses and outages were caused by the cumulative effect of operating out of multiple warehouses, the addition of new vendors and SKU's and the expansion of on-line services to the Company's network integrators. This resulted in reduced customer service levels and unfavorably impacted gross margins as the Company reduced prices to customers, incurred inventory losses, and incurred additional freight costs to expedite shipments.

Selling, general and administrative expenses increased to $96.2 million (3.0% of revenues) for fiscal 1994 from $52.5 million (2.0% of revenues) for fiscal 1993. The increase was primarily due to costs to service the higher volume of revenues and to support new programs, vendors and SKU's; systems stresses and outages and related inefficiencies; a $9 million reserve for litigation and arbitration matters; and approximately $9 million of costs incurred in connection with the elimination of certain peripheral ventures noted below and the implementation of IE 2000, including costs associated with personnel reductions, closing and consolidating facilities, relocating personnel and consultant fees.

During fiscal 1994, the Company closed its cable television programming operation, discontinued its direct fulfillment agreement with a third-party and sold substantially all of its wireless telecommunications operation. In fiscal 1994 and fiscal 1993, revenues from these eliminated peripheral ventures were less than 1% of consolidated revenues and operating losses were $4.3 million and $1.3 million, respectively. These eliminations were substantially completed in the fourth quarter of fiscal 1994.

Investment and other income decreased from fiscal 1993 to fiscal 1994 primarily due to less investable cash as a result of the use of the Company's available cash for payment of common stock dividends and repurchases of its common stock. Interest expense increased as the Company used its available inventory financing arrangements to finance inventory purchases.

During fiscal 1994, FNOW announced the implementation of a company-wide restructuring, which included the closing and consolidation of duplicate facilities. For fiscal 1994, the Company recognized an after-tax loss of $13 million as its equity in FNOW's net loss compared to after-tax income of $1.7 million for fiscal 1993.

The Company's effective tax rate increased to 39.7% for fiscal 1994 compared to 38.2% for fiscal 1993. The impact of non-deductible goodwill amortization on lower pre-tax earnings, partially offset by a reduction in the Company's effective state tax rate, was primarily responsible for this increase.

Liquidity and Capital Resources

The Company has financed its growth to date from stock offerings, bank and subordinated borrowings, inventory financing and internally generated funds. The principal uses of its cash have been to fund its accounts receivable and inventory, make acquisitions, repurchase common stock and pay cash dividends.

During fiscal 1995, cash used by operating activities totaled $23.5 million compared to $23.3 million of cash generated in fiscal 1994. The primary causes for this decrease can be attributed to losses incurred in fiscal 1995, higher accounts receivable and the payment of accounts payable assumed as
part of the FNOW acquisition.   At February 3, 1996, the Company had cash and
cash equivalents of $34.6 million ($69.0 million at January 28, 1995). This decrease is primarily a result of the repayment of FNOW's bank debt and inventory-related payables and payments for capital expenditures and cash dividends during the year. Working capital totaled $25.6 million at February 3, 1996 compared to $31.9 million at January 28, 1995. New financing programs offered by the Company and the acquisition of FNOW have increased working capital requirements. During fiscal 1995, days sales in accounts receivable averaged 15.0 days (4.5 days in fiscal 1994) and inventory turnover averaged 9.4 times (8.4 times in fiscal 1994). The increase in accounts receivable from January 28, 1995 to February 3, 1996 is related primarily to the acquisition and operations of FNOW, which has higher days sales in accounts receivable due to receivables from end-users. The Company may outsource some of its financing programs which could slow the growth or reduce the level of accounts receivable. At February 3, 1996, the Company had a $270 million financing agreement with a finance company, of which $61.5 million was available after considering the borrowing base formula and trade payables outstanding to a vendor related to the finance company. This facility was renegotiated in April 1996 (See Note 4 to the Consolidated Financial Statements).

In the fourth quarter of fiscal 1995, the Board of Directors suspended the Company's quarterly dividend. During fiscal 1995, the Company declared and paid cash dividends totaling $0.30 per share.

The Board of Directors has authorized the repurchase, in open-market transactions, of up to 13.6 million shares of the Company's Common Stock. As of February 3, 1996, the Company had repurchased approximately 8.3 million shares at a cost of approximately $105.7 million. Approximately 3 million of the repurchased shares were reissued in connection with the acquisition of FNOW.

The Company is currently considering a public offering of common stock of XLConnect which would only be made pursuant to a prospectus included in a registration statement filed with the Securities and Exchange Commission. There is no certainty as to the occurrence, timing or amount of any such public offering.

Based on the Company's current level of operations and capital expenditure requirements, management believes that the Company's cash, internally generated funds and available financing arrangements and opportunities will be sufficient to meet the Company's cash requirements at least through the end of fiscal 1996.

Inflation and Seasonality

The Company believes that inflation has not had a material impact on its operations or liquidity to date. The Company's financial performance does not exhibit significant seasonality, although certain computer product lines and the Direct business follow a seasonal pattern with peaks occurring near the end of the calendar year.



              Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The Consolidated Financial Statements of Intelligent Electronics, Inc. and its subsidiaries, listed in the index appearing under Item 14(a)(1) are filed as part of this annual report on Form 10-K.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ----------------------------------


To the Board of Directors and Shareholders
Intelligent Electronics, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 29 present fairly, in all material respects, the financial position of Intelligent Electronics, Inc. and its subsidiaries at February 3, 1996 and January 28, 1995 and the results of their operations and their cash flows for each of the three years in the period ended February 3, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP



Philadelphia, Pennsylvania
April 17, 1996

                           INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                                      Consolidated Balance Sheets
                               (in thousands, except share-related data)
                                                                     February 3,            January 28,
                                                                        1996                    1995
                                                                     -----------            -----------
                                                     Assets
                                                     ------
  Current assets:
    Cash and cash equivalents                                        $    34,618            $     69,027
    Marketable securities available for sale                                  --                   8,398
    Accounts receivable (net of allowance for doubtful
     accounts of $8,909 in 1995 and $298 in 1994)                        192,687                  77,890
    Inventory                                                            346,058                 364,606
    Prepaid expenses and other current assets                              3,411                   3,973
    Deferred income taxes                                                 16,041                  11,256
                                                                     -----------            ------------

        Total current assets                                             592,815                 535,150

  Property and equipment, net                                             68,213                  36,463
  Intangible assets, primarily goodwill (net of accumulated
    amortization of $32,941 in 1995 and $25,984 in 1994)                 155,390                  71,693
  Other assets                                                            22,931                  27,468
                                                                     -----------            ------------
        Total assets                                                 $   839,349            $    670,774
                                                                     ===========            ============

                             Liabilities and Shareholders' Equity
                             ------------------------------------
  Current liabilities:
    Short-term debt                                                  $     8,744            $         --
    Accounts payable                                                     508,747                 467,109
    Accrued liabilities                                                   49,718                  36,181
                                                                     -----------            ------------
        Total current liabilities                                        567,209                 503,290
                                                                     -----------            ------------
  Long-term debt                                                          80,025                      --
  Other long-term liabilities                                             14,079                      --

  Commitments and contingencies (Notes 4, 5, 11 and 12)

  Shareholders' equity:
    Preferred stock $1.00 par value per share:
      Authorized 15,000,000 shares, none
      issued and outstanding                                                  --                      --
    Common stock $.01 par value per share:
      Authorized 100,000,000 shares; issued: 39,910,649
      in 1995 and 39,519,949 in 1994                                         399                     395
    Additional paid-in capital                                           224,298                 221,312
    Treasury stock (5,373,918 shares in 1995 and
      8,326,200 shares in 1994)                                          (68,207)               (105,677)
    Unrealized loss on marketable securities and investments                 (38)                   (304)
    Retained earnings                                                     21,584                  51,758
                                                                     -----------            ------------
        Total shareholders' equity                                       178,036                 167,484
                                                                     -----------            ------------
          Total liabilities and shareholders' equity                 $   839,349            $    670,774
                                                                     ===========            ============
   See accompanying notes to consolidated financial statements.

                          INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                               Consolidated Statements of Operations
                               (in thousands, except per share data)


                                                                                           Year ended
                                                                 --------------------------------------------------------------
                                                                 February 3,                January 28,             January 29,
                                                                    1996                       1995                    1994
                                                                 ------------             ------------             ------------
   Revenues                                                      $  3,588,099             $  3,208,083             $  2,646,102

   Cost of goods sold                                               3,432,262                3,075,342                2,529,242
                                                                 ------------             ------------             ------------
   Gross profit                                                       155,837                  132,741                  116,860
                                                                 ------------             ------------             ------------
   Operating expenses:
     Selling, general and
       administrative expenses                                        154,403                   96,193                   52,477
     Amortization of intangibles,
       primarily goodwill                                               6,957                    4,758                    4,721
                                                                 ------------             ------------             ------------
         Total operating expenses                                     161,360                  100,951                   57,198
                                                                 ------------              ------------            ------------
   Income (loss) from operations                                       (5,523)                  31,790                   59,662

   Other income (expense):
     Investment and other income, net                                   3,679                    4,374                    5,144
     Interest expense                                                  (8,331)                  (1,238)                    (901)
                                                                  ------------            ------------             ------------
   Income (loss) from continuing operations before
     provision (benefit) for income taxes and
     equity in earnings (loss) of affiliate                           (10,175)                  34,926                   63,905

   Provision (benefit) for income taxes                                (1,449)                  13,853                   24,443
                                                                  ------------            ------------             ------------
   Income (loss) from continuing operations before
     equity in earnings (loss) of affiliate                            (8,726)                  21,073                   39,462

   Equity in earnings (loss) of affiliate (net
     of tax expense/(benefit) of $(1,123),
     $(2,497) and $981)                                               (10,762)                 (13,013)                   1,655
                                                                  ------------            ------------             ------------
   Income (loss) from continuing operations                           (19,488)                   8,060                   41,117

   Discontinued operation:
     Loss from discontinued operation
       (net of tax benefit of $1,076)                                      --                       --                   (2,468)
     Gain on sale of BizMart (net of tax expense
      of $1,306)                                                           --                       --                    4,276
                                                                 ------------             ------------             ------------
   Net income (loss)                                             $    (19,488)            $      8,060             $     42,925
                                                                 ============             ============             ============

   Income (loss) per common share:

       Continuing operations                                     $      (0.59)            $       0.23             $       1.13
       Discontinued operation                                              --                       --                    (0.07)
       Sale of BizMart                                                     --                       --                     0.12
                                                                 ------------             ------------             ------------
         Net income (loss) per share                             $      (0.59)            $       0.23             $       1.18
                                                                 ============             ============             ============

   Weighted average number of common shares
     and share equivalents outstanding:                                32,794                   34,848                   36,521

  See accompanying notes to consolidated financial statements.

                           INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                           Consolidated Statements of Shareholders' Equity
                               (in thousands, except share-related data)




                                                                                    Unrealized
                                                                                       loss                         Total
                                                      Additional                    on marketable                   share-
                                           Common       paid-in        Treasury    securities and     Retained      holders'
                                           stock        capital         stock       investments       earnings      equity
                                           ------     ----------      ---------    --------------     --------     ---------
Balance at January 30, 1993                $  370     $  196,742      $ (10,896)                      $ 94,311     $ 280,527

Issuance of 120,000 shares on
 exercise of warrants                           1            569             --                             --           570
Issuance of 2,229,285 shares on exercise
 of options and related tax benefit            22         21,796             --                             --        21,818
Repurchase of 3,441,800 shares                 --             --        (46,285)                            --       (46,285)
Cash dividends ($2.24 per share)               --             --             --                        (80,705)      (80,705)
Net income                                     --             --             --                         42,925        42,925
                                           ------     ----------      ---------    --------------     --------     ---------
Balance at January 29, 1994                   393        219,107        (57,181)                        56,531       218,850

Issuance of 209,510 shares on exercise
 of options and related tax benefit             2          2,205             --                             --         2,207
Repurchase of 4,130,000 shares                 --             --        (48,496)                            --       (48,496)
Cash dividends ($0.38 per share)               --             --             --                        (12,833)      (12,833)
Unrealized loss on marketable
 securities and investments                    --             --             --      $        (304)         --          (304)
Net income                                     --             --             --                  --      8,060         8,060
                                           ------     ----------      ---------      --------------   --------     ---------
Balance at January 28, 1995                   395        221,312       (105,677)              (304)     51,758       167,484

Issuance of 390,700 shares on exercise
 of options and related tax benefit             4          2,986             --                  --         --         2,990
Reissuance of 2,952,282 shares of treasury
 stock for the acquisition of FNOW             --             --         37,470                  --       (936)       36,534
Cash dividends ($0.30 per share)               --             --             --                  --     (9,750)       (9,750)
Net change in unrealized loss on marketable
 securities and investments                    --             --             --                 266         --           266
Net loss                                       --             --             --                  --    (19,488)      (19,488)
                                            ------    ----------       ---------      -------------   --------     ---------
Balance at February 3, 1996                 $  399    $  224,298       $ (68,207)     $         (38)  $ 21,584     $ 178,036
                                            ======    ==========       =========      =============   ========     =========


See accompanying notes to consolidated financial statements.

                     INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                         Consolidated Statements of Cash Flows
                                     (in thousands)

                                                                               Year ended
                                                          ---------------------------------------------------------------
                                                          February 3,          January 28,          January 29,
                                                             1996                 1995                 1994
                                                          -----------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $   (19,488)        $      8,060         $     42,925
  Adjustments to reconcile net income (loss)
    to net cash provided by (used for)
    operating activities:
  Depreciation and amortization                                20,081               10,108                9,279
  Deferred taxes                                               (5,624)              (6,206)              (3,071)
  Write-off of property and equipment                           7,978                   --                   --
  Provision for losses on trade receivables                     3,875                  336                  375
  Provision for write-down of inventory                         7,766                1,796                1,541
  Provision for litigation and arbitration matters                 --                9,000                   --
  Loss from discontinued operation                                 --                   --                2,468
  Gain on sale of BizMart                                          --                   --               (4,276)
  Equity in (earnings) loss of affiliate                       11,885               15,510               (2,636)
  Changes in assets and liabilities excluding
    effects of business acquisitions and sales:
   Accounts receivable                                        (23,683)             (46,027)              (1,489)
   Inventory                                                   41,814             (110,620)             (57,047)
   Other current assets                                         4,554                2,159              (10,895)
   Accounts payable                                           (78,649)             132,964               30,204
   Accrued liabilities                                          5,946                6,224                  784
                                                          -----------         ------------         ------------

 Net cash provided by (used for)
   operating activities                                       (23,545)              23,304                8,162
                                                          -----------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities                              --              (31,709)            (154,400)
   Sales and maturities of marketable securities                8,675               84,164               93,270
   Acquisition of property and equipment, net                 (34,437)             (28,001)              (7,402)
   Purchase of net assets of franchised centers                    --              (39,101)                  --
   Proceeds from sale of BizMart                                   --                   --              275,236
   Investments in and loans to affiliates                          --               (2,162)             (10,247)
   Other                                                           56                 (762)                (804)
                                                          -----------         ------------         ------------
 Net cash provided by (used for)
   investing activities                                       (25,706)             (17,571)             195,653
                                                          -----------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of subordinated debt                                 --                   --              (17,500)
   Common stock repurchased                                        --              (48,496)             (55,375)
   Cash dividends paid                                        (12,869)             (12,523)             (77,896)
   Proceeds from exercise of stock options                      2,990                2,207               21,818
   Proceeds from exercise of warrants                              --                   --                  570
   Proceeds from long-term debt                                75,000                   --                   --
   Repayment of FNOW's bank debt                              (50,009)                  --                   --
   Reduction in capital lease obligations                        (270)                (143)                (119)
                                                          -----------         ------------         ------------
 Net cash provided by (used for)
   financing activities                                        14,842              (58,955)            (128,502)
                                                          -----------         ------------         ------------
Net cash provided by (used for)
   continuing operations                                      (34,409)             (53,222)              75,313
 Cash used for discontinued operation                              --                   --               (5,562)
                                                          -----------         ------------         ------------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                         (34,409)             (53,222)              69,751
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               69,027              122,249               52,498
                                                          -----------         ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    34,618         $     69,027         $    122,249
                                                          ===========         ============          ===========

See accompanying notes to consolidated financial statements.

                           INTELLIGENT ELECTRONICS, INC.
                                 and Subsidiaries

                     Notes to Consolidated Financial Statements

                     (Dollars in thousands except share-related data)


(1)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
- --------
Intelligent Electronics, Inc. (the "Company") provides information technology products, services and solutions to its network of more than 3,000 integrators and resellers (the "Network"), and to large and small corporate customers, educational institutions and governmental agencies in the United States. On August 17, 1995, the Company exchanged shares of its Common Stock for all of the remaining shares (approximately 69%) of The Future Now, Inc. ("FNOW"), not previously owned by the Company (See Note 2). The principal products sold, installed and serviced by the Company include microcomputers, workstations, local and wide area network systems, computer software and peripherals and telecommunications equipment. It also offers a wide range of sophisticated customer support and consulting services. On March 4, 1993, the Company sold BizMart, Inc. ("BizMart") and accordingly, BizMart is treated as a discontinued operation in the accompanying financial statements (See Note 3). Unless otherwise indicated, amounts and disclosures referred to herein relate to continuing operations.

Preparation of Financial Statements
- -----------------------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries. Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and use assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. All material intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform with the current year presentation.

Definition of Fiscal Year
- -------------------------
The fifty-three week period ended February 3, 1996 and the fifty-two week periods ended January 28, 1995 and January 29, 1994 are referred to herein as "fiscal 1995," "fiscal 1994" and "fiscal 1993," respectively.

Cash, Cash Equivalents and Marketable Securities
- ------------------------------------------------
Cash and cash equivalents comprise the Company's cash balances and short-term investments with an initial maturity of less than ninety days and include money-market funds and commercial paper. Short-term investments totaled $34,702 and $69,548 at February 3, 1996 and January 28, 1995, respectively. The carrying amount of cash, short-term investments and marketable securities approximates fair market value due to the short-term maturity of these instruments.

On January 30, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires certain invest-ments in debt and equity securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading. Adoption of this statement did not have a material effect on the financial position or results of operations of the Company.

Inventory
- ---------
Inventory consists of microcomputers, related peripheral products and software, and is valued at the lower of cost (first-in, first-out) or market.

Property and Equipment
- ----------------------
Property and equipment are carried at cost. The cost of additions and improvements is capitalized, while maintenance and repairs are charged to operations when incurred. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets (three to ten years). Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease term.  Leases meeting the capitalization requirements
of SFAS 13 are capitalized and depreciated over the lease term.   Depreciation
expense totaled $13,124 ($1,143 included in cost of goods sold), $5,350 ($1,154 included in cost of goods sold) and $4,558 ($783 included in cost of goods sold) for fiscal 1995, fiscal 1994 and fiscal 1993, respectively. Accumulated depreciation totaled $25,209 at February 3, 1996 and $14,791 at January 28, 1995.

IE 2000 is a project designed to transform the Company to a process-driven model. Certain costs associated with IE 2000, including purchased software, outside consulting fees for custom software development and related incremental internal costs are being capitalized and amortized over the estimated useful life of the software (5 years). Approximately $24,309 was capitalized (net of accumulated amortization of $2,164) pursuant to IE 2000 at February 3, 1996.

Goodwill
- --------
Goodwill, resulting from acquisitions accounted for under the purchase method, is amortized using the straight-line method over a 20-year period.

Revenue Recognition
- -------------------
Revenue from product sales is recognized at the time of shipment to the customer. Revenue associated with maintenance service contracts is recorded ratably over the service period of the contract. Costs related to these contracts are recorded when incurred. Revenue from professional service contracts is recognized as the services are provided to the customer on a percentage-of-completion basis. Revenues and total operating costs related to direct hardware and services locations were $461,265 and $458,362, respectively for fiscal 1995 and $9,897 and $10,197, respectively for fiscal 1994 (See Note 2). Funds received from vendors for marketing programs and product rebates are accounted for as revenue, a reduction of selling, general and administrative expenses or product cost according to the nature of the program.

Income Taxes
- ------------
The Company accounts for income taxes in accordance with SFAS No. 109. Pursuant to SFAS No. 109, deferred tax assets and liabilities are recorded for temporary differences which enter into the determination of taxable income in different periods for financial reporting and income tax purposes.

Income (Loss) Per Share
- -----------------------
Income per share is computed using the weighted average number of common shares (34,262,118 in fiscal 1994 and 35,028,207 in fiscal 1993) and dilutive common share equivalents outstanding based on the average or ending market price during the period. The amount of dilution is computed by application of the treasury stock method. Loss per share is computed using the weighted average number of common shares outstanding. Treasury stock transactions are recorded on their trade date and reduce weighted average shares outstanding from that date.

Recent Pronouncements
- ---------------------
In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 provides guidance for recognition and measurement of impairment of long-lived assets and certain identifiable intangibles and goodwill related both to assets to be held and used,
and assets to be disposed.   The new standard is effective for fiscal
years beginning after December 15, 1995. The Company will adopt SFAS No. 121 in the first quarter of fiscal 1996. Upon adoption, the Company does not expect SFAS No. 121 to have a material effect on its financial condition or results of operations.

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires that companies with stock-based compen-sation plans either recognize compensation expense based on new fair value accounting methods or continue to apply the existing accounting rules and disclose pro forma net income and income per share assuming the fair value method had been applied. The new standard is effective for fiscal years beginning after December 15, 1995. The Company is evaluating SFAS No. 123 and has not determined whether it will adopt the recognition or disclosure alternative. Therefore, the impact of adoption on the Company's financial statements has not been determined.

(2)       ACQUISITIONS

On August 17, 1995, the Company acquired FNOW by issuing 2,952,282 shares of its Common Stock (valued at $36,534, excluding acquisition-related costs of approximately $1,700) in exchange for all of the remaining shares (approximately 69%) of FNOW Common Stock not previously owned by the Company. The acquisition was accounted for using the purchase method and, accordingly, the operating results of FNOW have been included in the consolidated operating results since the date of acquisition. The allocation of the purchase price was based on the estimated fair value of the assets acquired and liabilities assumed as follows:

          Accounts receivable                       $   94,087
          Inventory                                     31,032
          Other current assets                           4,460
          Property and equipment                        11,488
          Intangible assets, primarily goodwill         90,841
          Other long-term assets                        13,342
          Short-term debt                              (50,564)
          Accounts payable                            (126,558)
          Accrued liabilities, including
             acquisition-related accruals              (29,934)
          Long-term debt                                  (286)
          Other long-term liabilities                   (1,374)
                                                    ----------
                                                    $   36,534
                                                    ==========

Unaudited pro forma results of operations of the Company for the fiscal 1995 and fiscal 1994, assuming the FNOW acquisition was consummated on January 30, 1994, are as follows:

                                     Fiscal       Fiscal
                                      1995         1994

          Revenues                 $3,704,390    $3,489,103
          Net loss                    (28,469)      (15,156)
          Loss per share           $    (0.80)   $    (0.40)


Pro forma financial information presented above is not necessarily indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the period presented or of future results of operations of the combined companies.

Prior to August 17, 1995, as a result of the Company's July 1992 sale of its Company Center Division and subsequent purchases of shares of FNOW's Common Stock, the Company owned approximately 31% of FNOW, which was accounted for by the equity method. During fiscal 1995, fiscal 1994 and fiscal 1993, the Company recorded equity in earnings (loss) of affiliate of $(10,762), $(13,013) and $1,655, respectively, in the accompanying Consolidated Statements of Operations.

On December 30, 1994, the Company purchased certain assets of branch locations in five major-metropolitan cities from FNOW. The aggregate purchase price was approximately $39,101 in cash and was accounted for by the purchase method. The aggregate purchase price was allocated to the assets and liabilities assumed based on their estimated fair market values as follows:

          Accounts receivable                                    $  23,000
          Inventory                                                  4,936
          Property and equipment                                     2,714
          Goodwill                                                   8,838
          Other assets                                                  13
          Other current liabilities                                   (400)
                                                                 ---------
          Total purchase price                                   $  39,101
                                                                 =========

Prior to the FNOW acquisition, these locations were operated by FNOW under a management agreement. The acquisition of these locations had no material effect on the consolidated results of operations in fiscal 1994.

(3)       DISCONTINUED OPERATION AND SALE OF BIZMART

On June 19, 1991, the Company acquired BizMart, a national chain of office products supercenters, for an aggregate purchase price of $195,796 including transaction costs. BizMart's operations included the sale of traditional office products, microcomputers and related equipment. The Company accounted for the acquisition using the purchase method. On March 4, 1993, the Company sold BizMart to OfficeMax, Inc. ("OfficeMax") and received a cash payment totaling $275,236, including the purchase price, as defined, of $269,770 and repayment of other amounts, consisting principally of intercompany advances after November 28, 1992. The aggregate sale proceeds less the carrying value of net assets sold and costs related to the sale resulted in a gain before tax of $5,582. The effective tax rate for the sale of BizMart varies from the effective tax rate for the discontinued operation due to differences between the tax bases of assets sold and their amounts for financial reporting purposes.

Results of BizMart's operations have been reported separately as a discontinued operation in the accompanying Consolidated Statements of Operations. BizMart's operating results excluded from continuing operations are summarized as follows:

                                                              Fiscal
                                                               1993
                                                            ----------
          Revenues                                          $   60,193
          Costs and expenses                                    63,737
                                                            ----------

          Loss before taxes                                     (3,544)

          Income tax benefit                                    (1,076)
                                                            ----------
          Loss from discontinued operation                  $   (2,468)
                                                            ==========

BizMart was included in the consolidated federal and certain state income tax returns of the Company. For financial reporting purposes, income tax benefit was provided on a separate return basis except that the benefit of net operating losses was measured on a consolidated basis.

(4)       CREDIT FACILITIES

On April 18, 1989, the Company issued to certain institutional investors Subordinated Notes in the aggregate principal amount of $30,000 and used net proceeds therefrom to reduce existing borrowings and for working capital purposes. Interest on the Subordinated Notes was payable quarterly at 13.25% per annum. On January 11, 1993 and February 24, 1993, the Company prepaid principal of $12,500 and $17,500, respectively, to retire the Subordinated
Notes in full.   The Company and its subsidiaries have agreements with
several lenders and other creditors to finance product purchases from vendors and for working capital requirements. Amounts outstanding for inventory financing are included in accounts payable on the Consolidated Balance Sheets. In September 1995, the Company's $170 million financing agreement was increased to $270 million for both inventory financing and general working capital requirements, subject to a borrowing base formula.
This agreement was amended in October 1995 to reclassify $75 million as a term loan with a due date of February 3, 1997. At February 3, 1996, the interest rate was prime plus 2.25% on the $75 million loan and prime plus 1.25% on the balance of the facility. Approximately $61,500 was available under this credit line, after considering the borrowing base formula and trade payables outstanding to a vendor related to the finance company, at February 3, 1996. In connection with these arrangements, such creditors have a lien on all of the Company's assets.

In April 1996, the Company's $270 million financing agreement was replaced by a new financing agreement, which has an eighteen month term and is renewable thereafter for successive six-month periods with the consent of the lender and allows for total borrowings of up to $225 million, subject to a borrowing base formula. The portion of this facility collateralized by accounts receivable can be classified as long-term with a due date in October 1998 and an interest rate of prime plus 2.50%. The remaining portion of the facility can be used for inventory financing, equipment financing and working capital purposes and has an interest rate of prime plus 1.50%. This facility also imposes certain financial covenants relating to working capital, tangible net worth, long-term debt to tangible net worth and fixed charge coverage.

(5)       LEASE OBLIGATIONS

The Company has noncancelable operating leases for offices, warehouse facilities, and equipment that expire over the next ten years. Most of the facilities' leases include renewal options and certain of the equipment leases have purchase options. Rent expense recorded for fiscal 1995, fiscal 1994 and fiscal 1993 amounted to $7,660, $6,020, and $3,836, respectively.

Future minimum lease payments under noncancelable operating and capital leases are as follows:

         Fiscal                                                   Operating           Capital
          Year                                                     leases              leases
         ------                                                   ---------           --------
          1996                                                     $  8,109           $  2,675
          1997                                                        8,088              2,653
          1998                                                        6,380              1,996
          1999                                                        6,070                432
          2000                                                        5,120                 --
       Thereafter                                                    11,604                 --
                                                                                      --------

                                                                                         7,756
       Less interest portion (rates ranging from 4.9% to 9.2%)                             829
                                                                                      --------
       Present value of capital lease obligations                                        6,927
       Less current portion                                                              2,250
                                                                                      --------
                                                                                      $  4,677
                                                                                      ========

The Company is guarantor of certain real estate leases of BizMart. OfficeMax has indemnified the Company against potential losses which may result pursuant to such guarantees.
(6)       CAPITAL STOCK

On April 18, 1989, in connection with the issuance of certain Subordinated Notes (See Note 4), the Company granted warrants for the purchase of 1,200,000 shares of Common Stock at an exercise price of $4.75 per share, exercisable until April 30, 1995, subject to adjustment under certain circumstances. The value of these warrants ($1,090) was credited to paid-in capital and was charged to interest expense over the term of the loan. Shares of the Company's Common Stock have been issued pursuant to the exercise of 120,000 warrants during fiscal 1993 and the remaining 1,080,000 warrants prior to fiscal 1993.

The Board of Directors of the Company has authorized the repurchase of up to
13.6 million shares, in open-market transactions, of its Common Stock. As of February 3, 1996, the Company has repurchased approximately 8.3 million shares at a cost of approximately $105,677, of which approximately 3 million shares were reissued in connection with the acquisition of FNOW (See Note 2).

Stock Options

On June 8, 1995, the Company adopted the 1995 Long-Term Incentive Plan, permitting the grant of stock, stock-related and performance-based awards to employees and directors of the Company. A total of five million shares of the Company's Common Stock have been reserved for grant under the 1995 Long-Term Incentive Plan. The Company also has a non-qualified stock option plan for employees and directors. After June 8, 1995, no new options may be granted under the stock option plan for employees and directors, however, previous options granted will continue to vest as per the original terms of the grant. These plans are intended to provide an incentive for employees to maximize their efforts and enhance the success of the Company. Options are generally granted at option prices equivalent to fair market value on the date of grant. The options are generally exercisable commencing one year after the date of grant in five equal annual installments (unless otherwise provided in the grant) and expire six to ten years after the date of grant, subject to earlier termination and other rules relating to the cessation of employment.

On February 25, 1995, the Board of Directors of the Company authorized the repricing of all outstanding options with exercise prices in excess of $13.25 per share to $13.25 per share.

Changes in stock options are summarized as follows:

                                                                       Number of                    Option price
                                                                        shares                     Range per share
                                                                     ----------                    ---------------
          Balance outstanding - January 30, 1993                      4,236,300                     $ 1.56-$15.50
            Granted                                                   1,014,100                     $15.00-$24.88
            Exercised                                                (1,977,160)                    $ 1.56-$15.50
            Canceled                                                   (666,300)                    $ 5.81-$17.00
                                                                     ----------

          Balance outstanding - January 29, 1994                      2,606,940                     $ 2.85-$24.88
            Granted                                                     945,300                     $13.25-$24.00
            Exercised                                                  (208,070)                    $ 2.85-$15.50
            Canceled                                                   (233,780)                    $ 7.63-$24.00
                                                                     ----------

          Balance outstanding - January 28, 1995                      3,110,390                     $ 5.75-$24.88
            Granted                                                   3,618,695                     $ 6.25-$13.38
            Exercised                                                  (370,700)                    $ 5.75-$13.25
            Canceled                                                 (2,710,230)                    $ 5.75-$24.88
                                                                     ----------

          Balance outstanding - February 3, 1996                      3,648,155                     $ 6.25-$13.38
                                                                     ==========

As of February 3, 1996, there were 845,324 options exercisable under the 1995 Long-Term Incentive Plan and the employee and director stock option plan at exercise prices ranging from $7.31 to $13.25 per share.

The Company also has a non-qualified stock option plan which permits the granting of options to purchase an aggregate of two million shares of Common Stock to franchisees of the Company. This plan is intended to reward franchisees' performance and commitment to the Company. Options are generally granted at option prices equivalent to fair market value on the date of grant. The options are generally exercisable commencing one year after the date of the grant in five equal annual installments. The options expire six years after the date of grant, subject to earlier termination and other rules relating to default under the terms of the franchise agreement. As of February 3, 1996, there were 131,555 options outstanding under this plan. Of this amount, 101,755 were exercisable at prices ranging from $14.75 to $16.625 per share.

The Company granted 200,000 options (100,000 each in May 1990 and May 1989) to an outside advisor to the Board of Directors of the Company with the same general terms and conditions as those in the non-qualified stock option plan for employees and directors. At February 3, 1996, 80,000 of these options were outstanding. In addition, 200,000 options were granted to an officer of BizMart in connection with the June 1991 acquisition, of which 50,000 were exercised on March 17, 1992 and 150,000 were exercised during fiscal 1993.

In connection with the acquisition of FNOW, all outstanding options and warrants to purchase FNOW Common Stock were converted into options and warrants to purchase the Company's Common Stock. Generally, these options and warrants will continue to vest in accordance with the original terms of the grant expiring at various dates between 2001 and 2004. As of February 3, 1996, there were 323,454 options outstanding. Of this amount, 289,198 were exercis-able at prices ranging from $15.07 to $21.94 per share.

As of February 3, 1996, shares of Common Stock are reserved for issuance for the following purposes:

                                                                    Shares
                                                                  ---------
          Exercise of employee and director stock options         7,603,180
          Exercise of franchisee stock options                    1,933,435
          Exercise of other stock options                           403,454
                                                                  ---------
          Total                                                   9,940,069
                                                                  =========

On March 4, 1996, the Board of Directors of the Company authorized the re-pricing of all outstanding options, with exercise prices in excess of $8.00 per share to $8.00 per share, held by currently-active employees, except certain executive officers. As of that date, 1,767,447 options were repriced, of which 412,998 were exercisable at February 3, 1996.

Employee Stock Purchase Plan

In June 1995, shareholders approved the 1995 Employee Stock Purchase Plan ("ESPP"). Under the ESPP, a total of 500,000 shares of the Company's Common Stock may be purchased by employees (except executive officers) of the Company through payroll deductions. There are two separate six-month offering periods per year, whereby the purchase price per share is equal to 90% of the lower of the beginning or ending quoted closing market price of each offering period.

Shareholders' Rights Plan

On March 8, 1996, the Board of Directors of the Company adopted a Shareholders' Rights Plan (the "Plan") and declared a distribution of one right for each outstanding share of the Company's Common Stock to shareholders of record at the close of business on March 25, 1996 and for each share of Common Stock issued by the Company thereafter and prior to the subsequent distribution date of the rights.

Under the Plan, each right entitles the holder to buy one-thousandth of a share of Series A Junior Participating Preferred Stock (a "Unit") at a purchase price of $28.00 per unit, subject to adjustment. The rights will expire in ten years unless redeemed earlier and will not be exercisable or transferable separately from the shares of Common Stock to which the rights are attached until the earlier of (i) ten business days following a public announcement ("Stock Acquisition Date") that a person or group of affiliated or associated persons (other than the Company, any subsidiary of the Company or any employee benefit plan of the Company or such subsidiary) (an "Acquiring Person") has acquired, obtained the right to acquire, or otherwise obtained beneficial ownership of 15% or more of the then outstanding shares of the Company Common Stock, and (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the then outstanding shares of Company Common Stock.

At any time until ten business days following the Stock Acquisition Date, a majority of independent directors of the Company may redeem the rights in whole, but not in part, at a price of $0.001 per right, subject to adjustment.

In the event that (i) the Company is the surviving corporation in a merger with an Acquiring Person and shares of Company Common Stock remain outstanding, (ii) a person becomes the beneficial owner of 15% or more of the then outstanding shares of Company Common Stock, (iii) an Acquiring Person engages in one or more "self-dealing" transactions as set forth in the Rights Agreement, or (iv) during such time as there is an Acquiring Person, an event occurs which results in such Acquiring Person's ownership interest being increased by more than 1%, then each holder of a right will have the right to receive, upon exercise, Units of Preferred Stock having a current market value equal to two times the exercise price of the right. The exercise price is the purchase price multiplied by the number of Units of Preferred Stock issuable upon exercise of a right prior to the events described in this paragraph. Notwithstanding any of the foregoing, following the occurrence of any of the events set forth in this paragraph, all rights that were beneficially owned by any Acquiring Person will be null and void.


In the event that, at any time following the Stock Acquisition Date, (i) the Company is acquired in a merger or other business combination transaction and the Company is not the surviving corporation, (ii) any person consolidates or merges with the Company and all or part of the Company Common Stock is converted or exchanged for securities, cash or property of any other person or
(iii) 50% or more of the Company's assets or earning power is sold or trans-ferred, then each holder of a right will have the right to receive, upon exercise, common stock of the Acquiring Person having a current market value equal to two times the exercise price of the right.

(7)       INCOME TAXES

The provision (benefit) for income taxes consists of the following:


                               Current        Deferred           Total
                              ---------       ---------        ---------
          Fiscal 1995
            Federal           $   4,327       $ (5,539)        $  (1,212)
            State                 1,139         (1,376)             (237)
                              ---------       --------         ---------
               Total          $   5,466       $ (6,915)        $  (1,449)
                              =========       ========         =========

          Fiscal 1994
            Federal           $  19,011       $ (5,923)        $  13,088
            State                 1,109           (344)              765
                              ---------       --------         ---------
               Total          $  20,120       $ (6,267)        $  13,853
                              =========       ========         =========

          Fiscal 1993
            Federal           $  24,900       $ (2,916)        $  21,984
            State                 2,803           (344)            2,459
                              ---------       --------         ---------
               Total          $  27,703       $ (3,260)        $  24,443
                              =========       ========         =========

Deferred income tax balances, and the deferred component of the provision for income taxes, relate to the following cumulative temporary differences:

                                              February 3,        January 28,
                                                 1996               1995
                                              -----------       ------------
          Inventory                           $     8,377       $      2,107
          Accounts receivable reserves              5,316                363
          Acquisition accruals                     10,034              2,457
          Employee benefits                         3,378                851
          Depreciation                                653                592
          Litigation and related contingencies      3,297              3,266
          Net operating loss carryforwards         15,236                 --
          Other accruals                            4,850              1,620
                                              -----------       ------------
                                                   51,141             11,256
          Valuation allowance                     (22,381)                --
                                              -----------       ------------
            Deferred tax asset                $    28,760       $     11,256
                                              ===========       ============

As a result of the acquisition of FNOW, the Company has available approximately $38,000 of net operating loss carryforwards that expire in various years ranging from 2008 to 2011. Utilization of certain of these losses is subject to an annual limit. A valuation allowance has been provided to the extent the Company has estimated that it is more likely than not that a portion of the gross deferred tax asset will not be realized, principally for the tax effect of the net operating loss carryforwards and certain other accruals recorded upon the acquisition of FNOW. In the event that the tax benefits relating to the net operating loss carryforwards are subsequently realized, the valuation allowance will be reduced and the related benefit will be recorded as a credit to good-will.

The long-term portion of the deferred tax asset ($12,719) is recorded in other assets on the Consolidated Balance Sheets.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                              Fiscal       Fiscal      Fiscal
                                               1995         1994        1993
                                              -------      ------      ------
          Federal statutory rate              (35.0)%       35.0%       35.0%
          State income taxes,
             net of federal benefit            (1.5)         1.4         2.5
          Amortization of intangibles          23.9          4.9         2.7
          Tax-exempt investment income         (0.8)        (2.0)       (2.1)
          Other                                (0.8)         0.4         0.1
                                              -------       -----       -----
                                              (14.2)%       39.7%       38.2%
                                              =======       =====       =====

(8)       SUPPLEMENTAL CASH FLOW INFORMATION

The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

                                              Fiscal       Fiscal       Fiscal
                                               1995         1994         1993
                                             --------     --------      ------
Details of acquisitions:
 Fair value of assets acquired               $245,250     $ 39,501          --
 Liabilities assumed and acquisition-
   related accruals                           208,716          400          --

Details of other financing activities:
 Accrual of dividends declared                     --        3,119    $  2,809
 Capital leases                                 6,927           --          --

Cash paid during the year for:
 Interest                                       4,656        1,518         767
 Income taxes                                   2,526       19,865      22,833

(9)       MAJOR SUPPLIERS

The Company has authorized dealership or distributorship agreements with various manufacturers. Products from certain of these manufacturers comprised the following percentages of the Company's revenues during fiscal 1995, fiscal 1994 and fiscal 1993:

                                     Fiscal           Fiscal            Fiscal
                                      1995             1994              1993
                                     ------           ------            ------
          IBM Corp.                    15%              15%               15%
          Compaq Computer Corp.        24%              25%               25%
          Apple Computer, Inc.          8%              12%               18%
          Hewlett-Packard Company      25%              24%               22%

No other manufacturers' products comprised more than 10% of the Company's revenues during fiscal 1995, fiscal 1994 or fiscal 1993.

(10)     EMPLOYEE BENEFIT PLAN

The Company has a 401(K) tax deferred savings plan (the "Plan") permitting eligible employees to defer a portion of their total compensation through contributions to the Plan. FNOW also had a 401(K) tax deferred savings plan prior to the acquisition. These plans were merged on January 1, 1996. The Company matches $0.50 for each dollar contributed by participants subject to certain limitations. The Company's contributions under the Plan for fiscal 1995, fiscal 1994 and fiscal 1993 were $722, $426 and $313, respectively.

(11)     COMMITMENTS

The Company and its subsidiaries have arrangements with six finance companies which provide inventory financing facilities for its Network. The Company monitors the financial stability of the finance companies and requires payment within two days of product shipment. If these arrangements are terminated, the Company would have to develop alternative financing arrangements. In conjunction with these arrangements, the Company has inventory repurchase agreements with the finance companies that would require it to repurchase certain inventory which might be repossessed from the Network by the finance companies. To date, such repurchases have been insignificant.

(12)     CONTINGENCIES

In December 1994, several purported class action lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain directors and officers; these lawsuits have been consolidated with a class action lawsuit filed several years ago against the Company, certain directors and officers, and the Company's auditors in the United States District Court for the Eastern District of Pennsylvania. A purported derivative lawsuit was also filed in December 1994 in the Court of Common Pleas of Philadelphia County against the Company and certain of its directors and officers. These lawsuits allege violations of certain disclosure and related provisions of the federal securities laws and breach of fiduciary duties, including allegations relating to the Company's practices regarding vendor marketing funds, and seek damages in unspecified amounts as well as other monetary and equitable relief. In addition, the Company is subject to a Securities and Exchange Commission investigation. The Company believes that all such allegations and lawsuits are without merit and intends to defend against them vigorously. While management of the Company, based on its investigation of these matters and consultations with counsel, believes resolution of these matters will not have a material adverse effect on the Company's financial position, the ultimate outcome of these matters cannot presently be determined.

In addition, the Company is involved in various litigation and arbitration matters in the ordinary course of business. The Company believes that it has meritorious defenses in and is vigorously defending against all such matters.

During fiscal 1994, based in part on the advice of legal counsel, the Company established a reserve of $9 million in respect of all litigation and arbi-tration matters, some of which has been used to pay legal fees and settle various claims and suits during fiscal 1995. Although the aggregate amount of the claims may exceed the amount of the reserve, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position.

(13)      SEGMENT INFORMATION

Commencing with the acquisition of FNOW, the Company began operating in two segments: sales of computer-related products primarily to its Network ("Indirect business") and sales and services of computer-related products to end-users ("Direct business").

The following summarizes certain financial data by industry segment.

                                               Indirect            Direct             Elimi-
      Fiscal 1995                              Business           Business            nations               Total
- ---------------------------------             ----------          --------           ---------            ----------
Sales to unaffiliate customers                $3,121,723          $466,376           $      --            $3,588,099
Inter-segment sales                              277,417             2,890            (280,307)                   --
                                              ----------          --------           ---------            ----------
  Total revenues (1)                           3,399,140           469,266            (280,307)            3,588,099

Operating loss                                    (2,914)           (2,609)                 --                (5,523)
Identifiable assets                              530,300           309,049                  --               839,349
Capital expenditures                              31,443             2,994                  --                34,437
Depreciation
  and amortization                                14,418             5,663                  --                20,081

(1) Total revenues for the Indirect business include transfers to the Direct business at cost plus a fee for handling and distribution.

(14)        QUARTERLY FINANCIAL DATA (unaudited)

Selected quarterly financial data for fiscal 1995 and fiscal 1994, are as follows:

                                           First              Second            Third            Fourth               Fiscal
       Fiscal 1995                        Quarter            Quarter           Quarter           Quarter               Year
- ----------------------------------       ---------          ---------         ---------          --------           ----------
Revenues                                 $ 827,439          $ 881,614         $ 944,223          $934,823           $3,588,099
Gross profit                                37,675             27,038            48,427            42,697              155,837
Net income (loss)                            4,890             (5,934)          (13,533)           (4,911)             (19,488)

Income (loss) per share                     $ 0.16            $ (0.19)           $(0.40)           $(0.14)             $ (0.59)


                                           First              Second            Third            Fourth               Fiscal
       Fiscal 1994                        Quarter            Quarter           Quarter           Quarter               Year
- --------------------------------         ---------          ---------         ---------         ---------           ----------
Revenues                                 $ 762,314          $ 793,274         $ 831,122         $ 821,373           $3,208,083
Gross profit                                35,467             37,974            25,314            33,986              132,741
Net income (loss)                           12,793              2,695            (3,020)           (4,408)               8,060

Income (loss) per share                     $ 0.36             $ 0.08            $(0.09)           $(0.14)              $ 0.23


The sum of the quarterly net income (loss) per share amounts does not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding (includes share equivalents outstanding in 1994).

             Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                             ACCOUNTING AND FINANCIAL DISCLOSURE

           None.


                                          PART III


              Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information contained in the sections titled "Election of Directors" in the Proxy Statement for the 1996 Annual Shareholders' Meeting (the "Proxy Statement"), with respect to directors of the Company, and the information contained in the section titled "Item 1. Business - Executive Officers of the Company" in Part I of this Form 10-K, with respect to executive officers of the Company, are incorporated herein by reference in response to this item.


                        Item 11.  EXECUTIVE COMPENSATION

         The information contained in the section titled "Executive Compen-sation" in the Proxy Statement (other than the portion thereof contained under the headings "Stock Performance Chart" and "Compensation and Stock Option Committee Report on Executive Compensation"), with respect to executive compensation and the information contained in the section titled "Director Compensation" in the Proxy Statement with respect to Director compensation are incorporated herein by reference in response to this item.


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


            Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information contained in the section titled "Certain Relation-ships and Related Transactions" in the Proxy Statement, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

                                   PART IV

  Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)        The following documents are filed as part of this report:

           (1)         Financial statements:

                       Report of Independent Accountants

                       Consolidated Balance Sheets, February 3, 1996 and January 28, 1995

                       Consolidated Statements of Operations, Years ended February 3, 1996, January 28, 1995,
                       January 29, 1994

                       Consolidated Statements of Shareholders'
                       Equity, Years ended February 3, 1996, January 28, 1995, and January 29, 1994

                       Consolidated Statements of Cash Flows,
                       Years ended February 3, 1996, January 28, 1995, and January 29, 1994

                       Notes to Consolidated Financial Statements



           (2)         Financial Statement Schedules:

                       Schedule VIII - Valuation and Qualifying Accounts and Reserves



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

           * 3.7 Amendments to By-Laws of the Company effective July 4, 1990. (Exhibit 3.7 to the 1990 Form 10-K.)

           * 3.8 Articles of Amendment to the Articles of Incorporation of the Company filed on April 9, 1990. (Exhibit 3.8 to the 1990 Form 10-K.)

           *10.1 Amended and Restated Non-Qualified Stock Option Plan for Employees and Directors. (Exhibit 10.1 to the 1990 Form 10-K.) **

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

           *10.5 Lease Agreement dated January 20, 1989 between the Company and Hankin/Crow Associates. (Exhibit 10.13 to the 1989 Registration Statement.)

           *10.6 IBM Personal Computer Agreement between Entre and IBM. (Exhibit 10.14 to the 1989 Registration Statement.)

           *10.7 COMPAQ Computer Corporation Central Purchase Agreement between Entre and COMPAQ. (Exhibit 10.15 to the 1989 Registration Statement.)

           *10.8 IBM Personal Computer Agreement between CPA and IBM. (Exhibit 10.24 to the 1989 Registration Statement.)

           *10.9 Dealer Sales Agreement between CPA and Apple. (Exhibit 10.25 to the 1989 Registration Statement.)

           *10.10      Addendum to Dealer Sales Agreement between CPA and
                       IBM (and related documents). (Exhibit 10.29 to the 1989 Registration Statement.)

           *10.11 Agreement and Plan of Merger dated as of May 10, 1991 among the Company, IEI Acquisition Corp. ("IEI") and BizMart. (Exhibit (c)(1) to the Company's Schedule 14D-1 filed with the SEC on May 17, 1991 [the "1991
                       Schedule 14D-1"].)

           *10.12 Stock Purchase Agreement between Intelligent Electronics, Inc. and OfficeMax, Inc. dated December 3, 1992. (Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended October 31, 1992.)

           *10.13 Amendment to Addendum to Agreement for Wholesale Financing (Security Agreement) and Addendum to Addendum to Agreement for Wholesale Financing - Flexible
                       Payment Plan dated January 25, 1994. (Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended January 29, 1994.)

           *10.14 Richard D. Sanford Deferred Compensation Agreement. (Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 30, 1994.) **

           *10.15 Lease Agreement between Harbin Group, L.P. and the Company dated May 17, 1994. (Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended January 28, 1995 [the 1994 Form 10-K"].)

           *10.16      Lease Agreement between Quebec Court Joint Venture
                       No. 2 and the Company dated June 3, 1995. (Exhibit 10.17 to the 1994 Form 10-K.)

           *10.17 Addendum to Addendum to Agreement for Wholesale Financing (Security Agreement) and Addendum to Addendum to Agreement for Wholesale Financing - Flexible Payment Plan dated January 26, 1995. (Exhibit 10.18 to the 1994 Form 10-K.)

           *10.18 Agreement and Plan of Merger dated as of April 28, 1995 among the Company, IE Ohio Acquisition Corp. and The Future Now, Inc. (Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 1995.)

           *10.19 1995 Long-Term Incentive Plan (Exhibit 4.1 of the Company's Registration Statement No. 33-60771 filed on June 30, 1995 [the "1995 Registration Statement"].) **

           *10.20 1995 Employee Stock Purchase Plan (Exhibit 4.2 to the 1995 Registration Statement.) **

           *10.21 Amendment No. 1 to Agreement and Plan of Merger dated July 6, 1995 (Exhibit 2.2 of the Company's Registration Statement No. 33-61605 filed on August 4, 1995)

           *10.22 Amendment to Addendum to Agreement for Wholesale Financing and Addendum to Addendum to Agreement for Wholesale Financing - Flexible Payment Plan dated October 27, 1995. (Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.)

            21         Subsidiaries of the Company.

            23         Consent of Price Waterhouse LLP.



*  Incorporated by reference
** Management contract or compensatory plan or arrangement

(b)  Reports filed on Form 8-K during last fiscal quarter of 1995.

        The Company's Report on Form 8-K dated February 2, 1996 relating to the suspension of the quarterly cash dividend.

                     INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                     Valuation and Qualifying Accounts and Reserves                            Schedule VIII


            Years ended January 29, 1994, January 28, 1995 and February 3, 1996

                                                                  Additions
                                                         --------------------------
                                          Balance at     Charged to      Charged to                        Balance at
                                          beginning       costs and        other          Deductions/         end
     Description                          of period       expenses        accounts        write-offs       of period
- --------------------------------          ----------     ----------      -----------      -----------      ----------
Allowance for doubtful accounts:

   Year ended January 29, 1994            $233,000        $375,000            --            ($210,000)       $398,000
                                          ========      ==========       ==========       ===========      ==========

   Year ended January 28, 1995            $398,000        $336,000            --            ($436,000)       $298,000
                                          ========      ==========       ==========       ===========      ==========

   Year ended February 3, 1996            $298,000      $3,875,000       $5,748,000 *     ($1,012,000)     $8,909,000
                                          ========      ==========       ==========       ===========      ==========


* Allowance for doubtful accounts acquired as part of the acquisition of The Future Now, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             INTELLIGENT ELECTRONICS, INC.

Date:  May 2, 1996                           /s/Richard D. Sanford
                                             ---------------------------------
                                             Richard D. Sanford, Chief
                                             Executive Officer, President
                                             and Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  May 2, 1996                           /s/ Richard D. Sanford
                                             ---------------------------------
                                             Richard D. Sanford, Chief
                                             Executive Officer, President
                                             and Chairman of the Board

Date:  April 30, 1996                        /s/ Thomas J. Coffey
                                             ---------------------------------
                                             Thomas J. Coffey, Chief Financial
                                             Officer, Senior Vice President,
                                             Principal Accounting Officer

Date:  April 30, 1996                        /s/ Gregory A. Pratt
                                             ---------------------------------
                                             Gregory A. Pratt, Director

Date:  April 30, 1996                        /s/ Arnold S. Hoffman
                                             ---------------------------------
                                             Arnold S. Hoffman, Director

Date:  April 30, 1996                        /s/ William L. Rulon-Miller
                                             ---------------------------------
                                             William L. Rulon-Miller, Director

Date:  April 30, 1996                        /s/ Barry M. Abelson
                                             ---------------------------------
                                             Barry M. Abelson, Director

Date:  April 30, 1996                        /s/ Roger J. Fritz
                                             ---------------------------------
                                             Roger J. Fritz, Director

Date: April 30, 1996                         /s/ Christopher T.G. Fish
                                             ---------------------------------
                                             Christopher T.G. Fish, Director

Date:  April 30, 1996                        /s/ Alex A.C. Wilson
                                             ---------------------------------
                                             Alex A.C. Wilson, Director

Date:  April 30, 1996                        /s/ John A. Porter
                                             ---------------------------------
                                             John A. Porter, Director

Date:  April 30, 1996                        /s/ William E. Johnson
                                             ----------------------------------
                                             William E. Johnson, Director