Form 10-K/A
period 1996-02-03
INTELLIGENT ELECTRONICS INC
filed 1996-06-03
CIK 814430

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                    FORM 10-K/A

                                  AMENDMENT NO. 1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The following items were to be incorporated by reference from the Company's Proxy Statement for the 1996 Annual Shareholders' Meeting and are now filed by this Amendment on Form 10-K/A to the Company's Annual Report on Form 10-K.

                                  PART III

              Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

          The following table sets forth certain information regarding the directors of the Company. Information regarding the executive officers of the Company can be found in Item 1 of the Company's Form 10-K filed on May 3, 1996.

                                                             Term Expires at
                     Name                       Age         Annual Meeting in
          ----------------------------         -----        -----------------
          Christopher T.G. Fish                 53                1996
          Gregory A. Pratt                      47                1996
          Richard D. Sanford                    52                1996
          Roger J. Fritz                        67                1997
          Arnold S. Hoffman                     60                1997
          John A. Porter                        52                1997
          Alex A.C. Wilson                      59                1997
          Barry M. Abelson                      50                1998
          William E. Johnson                    54                1998
          William L. Rulon-Miller               47                1998

          Christopher T.G. Fish has been a director of the Company since its incorporation in 1982. For more than five years, Mr. Fish has been a principal of Sprint Investments, S.A., an investor company which is a holder of the Company's Common Stock. Mr. Fish resides in the Channel Islands, U.K. and is a citizen of the United Kingdom.

          Gregory A. Pratt has been a director of the Company since May 1994. Mr. Pratt joined the Company in March 1992 as Executive Vice President and was appointed to the position of President and Chief Operating Officer shortly thereafter. Mr. Pratt resigned as President and Chief Operating Officer and was elected Executive Vice President in April 1996. Prior to joining the Company, Mr. Pratt served as President of Atari Computer Corporation and Vice President of Finance and Chief Financial Officer of Atari Corporation. He also served on the Board of Directors of Atari Corporation and was a member of that Board's Executive Committee.

          Richard D. Sanford has been the Company's Chairman and Chief Executive Officer since he founded the Company in May 1982. Mr. Sanford was named President of the Company in April 1996.

          Roger J. Fritz has been a director of the Company since its incorporation in 1982. For more than five years, Mr. Fritz has been President of Organization Development Consultants of Naperville, Illinois, an organizational development/management consulting firm.

          Arnold S. Hoffman has been a director of the Company since August 1985. In January 1992, Mr. Hoffman became Senior Managing Director of Legg Mason Wood Walker Incorporated, an investment banking firm. Prior to that, since September 1990, Mr. Hoffman was Chairman of the Middle Market Group, L.P., an investment banking firm. Mr. Hoffman also serves on the Board of Directors of SunSource L.P.

          John A. Porter has been a director of the Company since May 1994. Mr. Porter has been Vice Chairman of LDDS/Metro Media Communications, a long-distance carrier, since the fall of 1993. From 1988 until its merger with Metro Media Communications in 1993, he served as Chairman of LDDS. Mr. Porter is the president and sole shareholder of PM Restaurant Group, Inc., which filed a petition under Chapter 11 of the U.S. Bankruptcy Code in March 1995. Mr. Porter also serves on the Board of Directors of Uniroyal Technology
Corporation.

          Alex A.C. Wilson has been a director of the Company since May 1994. Mr. Wilson has served as Senior Vice President of SCI Systems, a worldwide contract manufacturing company in the electronics industry, since November 1993, and is General Manager for the European operations. Prior thereto, he worked for IBM Corporation as Director of Manufacturing and Distribution. In his 27-year career with IBM Corporation, Mr. Wilson worked in various capacities. Mr. Wilson resides in Scotland and is a citizen of the United Kingdom.

          Barry M. Abelson has been a director of the Company since January 1989. In May 1992, he joined the law firm of Pepper, Hamilton & Scheetz, Philadelphia, Pennsylvania, as a partner. Prior thereto, Mr. Abelson had been a partner of the law firm of Braemer Abelson & Hitchner, Philadelphia, Pennsylvania (and its predecessor firms). During the fiscal year ended February 3, 1996 ("fiscal year 1995"), Pepper, Hamilton & Scheetz provided legal services to the Company. See "Certain Relationships and Related
Transactions."   Mr. Abelson also serves on the Board of Directors of
Covenant Bank for Savings.

          William E. Johnson has been a director of the Company since November 1994. He has been President of William E. Johnson Associates, a private investment company, since 1993. From 1986 to 1992, Mr. Johnson served as Chairman and CEO of Scientific Atlanta, a telecommunications company.

          William L. Rulon-Miller serves as Senior Vice President and Co-Director of Corporate Finance for Janney Montgomery Scott Inc., an invest-ment banking firm with which he has held several positions since 1979. Mr. Rulon-Miller was a director of the Company from April 1983 until December 1986, and was re-elected to the Board in November 1987. Mr. Rulon-Miller also serves on the Board of Directors of Mothers Work, Inc.

         The Company's Board of Directors held eleven meetings and acted by written consent three times during fiscal year 1995. During fiscal year 1995, each member of the Board attended at least 75% of the aggregate meetings of the Board and its Committees for which he is a member, except Messrs. Porter and Wilson and James M. Ciccarelli, a former director of the Company who resigned on March 31, 1996.

         The Board of Directors has established Audit, Compensation and Stock Option, Investment and Finance, and Executive Committees to devote attention to specific subjects and to assist in the discharge of its responsibilities. The functions of those committees, their current members and the number of meetings held during fiscal year 1995 are described below. The Board of Directors has not established a Nominating Committee.

         Audit Committee.    The Audit Committee is currently composed of
Messrs. Fish, Fritz, Hoffman and Rulon-Miller. The functions of the Audit Committee include the recommendation and selection of independent accountants, the review of audit results and the evaluation of internal accounting procedures of the Company. There were two meetings of the Audit Committee during fiscal year 1995.

         Compensation and Stock Option Committee.    The Compensation and Stock
Option Committee is currently composed of Messrs. Abelson, Fritz, Hoffman and Rulon-Miller. The Compensation and Stock Option Committee is responsible for determining the annual salary, bonus and incentive compensation of the Company's executive officers and, on the basis of recommendations received from executive officers, awarding incentive compensation in the form of stock options to the Company's employees generally. The Report of the Compensation and Stock Option Committee is included later in this Form 10-K/A. The Compensation and Stock Option Committee acted by written consent seven times during fiscal year 1995.

         Investment and Finance Committee.    The Investment and Finance
Committee is currently composed of Messrs. Abelson, Fish, Hoffman, Rulon-Miller and Pratt. The functions of the Investment and Finance Committee, which did not meet formally during fiscal year 1995, is to review and make recommendations to the Board of Directors as to available investment opportunities to the Company as well as reviewing the Company's investment policies generally.

         Executive Committee.   The Executive Committee is currently composed of
Messrs. Abelson, Fish, Fritz, Hoffman, Johnson, Porter, Rulon-Miller, Sanford and Wilson, and has the authority of the Board of Directors in the management of the business and affairs of the Company, subject to applicable legal limitations. The Executive Committee held two meetings and acted by written consent two times during fiscal year 1995.



         Compliance with Section 16(a) of the Securities Exchange Act of 1934.
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on its review of the copies of such forms received by it with respect to fiscal year 1995, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company's equity securities have been met and were filed on a timely basis.



                       Item 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning the compensation paid during the years ended February 3, 1996, January 28, 1995, and January 29, 1994, to the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers based on salary and bonus earned during fiscal year 1995 (the "named executive officers").

                                                    SUMMARY COMPENSATION TABLE

                                                                                  Long-term
                                                                                Compensation
                                                                                   Awards
                                                                               --------------
                                                                                 Securities
   Name and Principal          Fiscal           Annual Compensation              Underlying             All Other
       Position                 Year          Salary($)        Bonus($)        Options (#)(1)         Compensation ($)(2)
- ---------------------------    ------         ---------        --------        --------------         -------------------
Richard D. Sanford (3)          1995          $850,000         $      0             500,000             $  453,879
  Chairman of the               1994           850,000                0               None                 496,945
  Board, President and          1993           850,000          569,160             450,000                457,205
  Chief Executive Officer

Gregory A. Pratt (4)            1995           500,000                0             200,000                  8,024
  Executive Vice President      1994           500,000           30,000               None                   3,178
                                1993           272,500          410,000             150,000                 73,757

Mark R. Briggs (5)              1995           325,000                0             140,000                  4,500
  Assistant to                  1994           325,000           38,500              50,000                  3,792
  the Chairman                  1993           210,000          221,900              10,000                  4,513

Timothy D. Cook                 1995           250,000           67,500             100,000                  1,251
  Senior Vice                   1994            76,923(6)        90,000             100,000                      0
  President                     1993                --               --                  --                     --

Thomas J. Coffey                1995           177,846(7)       100,000             100,000                      0
  Senior Vice President,        1994                --               --                  --                     --
  Chief Financial Officer       1993                --               --                  --                     --
  and Treasurer
______________________________________________________________
(1) The amounts included in this column for fiscal year 1995 includes stock options repriced on February 25, 1995 (Mr. Sanford,
450,000; Mr. Pratt, 150,000; Mr. Briggs, 90,000; and Mr. Cook, 100,000).
(2) Except as indicated below, the amount included in this column for fiscal year 1995 represent the matching contributions under the Company's 401(k) Plan (Mr. Sanford, $4,620; Mr. Pratt, $2,024; Mr. Briggs, $4,500; and Mr. Cook, $1,251) and directors' fees
(Mr. Sanford $7,000; and Mr. Pratt $6,000).  The Company is a party to "split dollar" life insurance agreements with a trust established by Mr. Sanford (of which Mr. Abelson, a member of the Board of Directors, is the trustee) under which the trust pays the portion of the premiums attributable to the death benefit under permanent life insurance policies insuring the life of Mr.
Sanford and owned by the trust, and the Company pays the balance of the premiums.  Upon the termination of the agreements or Mr. Sanford's death, all premiums previously advanced by the Company under the policies are required to be repaid by the trust.  The Company retains an interest in the policies' cash values and excess death benefits to secure the trust's repayment obligation.  Included in the amounts shown for Mr. Sanford in fiscal years 1995, 1994 and 1993, are amounts representing the value of the premium payments by the Company in such years, projected on an actuarial basis assuming that Mr. Sanford retires at age
65 and the agreements are then terminated.  In addition, in fiscal year 1994, the Company entered into a deferred compensation agreement with Mr. Sanford which provides for the Company to credit $716,715 annually for Mr. Sanford's account for five years commencing in fiscal year 1994, together with interest at an annual rate of 7%, compounded annually.  All credited amounts will be paid to Mr. Sanford in five equal annual installments commencing in fiscal year 1999.  In the event of his death, disability, termination by the Company without cause or a change of control of the Company, all amounts not yet credited for future periods will be credited and all credited amounts will be paid to Mr. Sanford.
(3) Mr. Sanford was appointed President in April 1996.
(4) Mr. Pratt resigned as President and Chief Operating Officer in April 1996 and was named Executive Vice President.
(5) Mr. Briggs resigned as Senior Vice President and was named Assistant to the Chairman in April 1996.
(6) Mr. Cook began his employment with the Company on October 10, 1994.
(7) Mr. Coffey began his employment with the Company on July 3, 1995.

                                                         Option Grants During Fiscal Year 1995

         The following table provides information related to options to purchase Common Stock which were granted to the named executive officers during fiscal year 1995.

                                                                                             Potential Realizable Value
                                                                                              at Assumed Annual Rates
                                                                                            of Stock Price Appreciation
                                  Individual Grants                                             for Option Term (1)
- ----------------------------------------------------------------------------------------    ---------------------------
                           Number of           % of Total
                       Securities Under-   Options Granted    Exercise or
                         lying Options        to Employees    Base Price     Expiration
     Name                 Granted (#)        in Fiscal Year     ($/Sh)          Date           5%($)        10%($)
- -------------------    -----------------   ----------------   -----------    ----------       --------     ---------
Richard D. Sanford       450,000(2)            11.85%           $13.25        11/19/03        $755,371    $4,121,612
                          50,000(3)             1.32%             9.25        05/05/05         290,864       737,106
Gregory A. Pratt          50,000(4)             1.32%            13.25        03/10/03          59,012       386,053
                         100,000(5)             2.63%            13.25        12/22/03         174,460       935,307
                          50,000(3)             1.32%             9.25        05/05/05         290,864       737,106
Mark R. Briggs            30,000(6)             0.79%            13.25        12/05/01           9,590       160,425
                          10,000(4)             0.26%            13.25        03/10/03          11,802        77,211
                          50,000(7)             1.32%            13.25        02/25/04          93,773       487,000
                          50,000(3)             1.32%             9.25        05/05/05         290,864       737,106
Timothy D. Cook          100,000(8)             2.63%            13.25        10/10/04         234,353     1,115,029
Thomas J. Coffey         100,000(9)             2.63%            13.375       07/03/05         841,147     2,131,631


(1) The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the
Company's Common Stock over the term of the options.
(2) The options were originally granted on November 19, 1993, and were repriced on February 25, 1995.  The original vesting schedule was retained and is as follows:  103,334 on November 19, 1994; 103,333 on November 19, 1995; and 243,333 on November
19, 1996.
(3) The options are exercisable in five equal annual installments beginning May 5, 1996.
(4) The options were originally granted on March 10, 1993, and were repriced on February 25, 1995.  The original vesting schedule was retained and the options are exercisable in five equal annual installments beginning March 10, 1994.
(5) The options were originally granted on December 22, 1993, and were repriced on February 25, 1995.  The original vesting schedule was retained and the options are exercisable in three equal annual installments beginning December 22, 1994.
(6) The options were originally granted on December 5, 1991, and were repriced on February 25, 1995.  The original vesting schedule was retained and the options are exercisable in five equal annual installments beginning December 5, 1992.
(7) The options were originally granted on February 25, 1994, and were repriced on February 25, 1995.  The original vesting schedule was retained and the options are exercisable in five equal annual installments beginning February 25, 1995.
(8) The options were originally granted on October 10, 1994, and were repriced on February 25, 1995.  The original vesting schedule was retained and the options are exercisable in five equal annual installments beginning October 10, 1995.
(9) The options are exercisable in five equal installments beginning July 3, 1996.

         On March 4, 1996, the Board of Directors of the Company authorized the repricing of all outstanding options with exercise prices in excess of $8.00 per share to $8.00 per share, held by currently-active employees, except Mr. Sanford, Mr. Pratt and Mr. Briggs.  As of that date, 1,767,447 options were repriced, of which 412,998 were exercisable at February 3, 1996.

                               Aggregated Option Exercises During Fiscal Year 1995 and Option Values at February 3, 1996

         The following table provides information related to options to purchase Common Stock which were exercised by the named executive officers during fiscal year 1995 and the number and value of options held on February 3, 1996.

                                                                                                     Value of Unexercised
                                                                      Number of Unexercised             In-the-Money
                                                                           Options/SARs                  Options/SARs
                                Shares Acquired       Value               at FY-End (#)                 at FY-End ($)(2)
       Name                     on Exercise(#)    Realized ($)(1)   Exercisable  Unexercisable    Exercisable  Unexercisable
- ---------------------------    ----------------   ---------------   -----------  -------------    -----------  -------------
Richard D. Sanford                  20,000            $113,750        266,667       293,333            0              0
Gregory A. Pratt                         0                   0        146,667       203,333            0              0
Mark R. Briggs                           0                   0         74,000       106,000            0              0
Timothy D. Cook                          0                   0         20,000        80,000            0              0
Thomas J. Coffey                         0                   0              0       100,000            0              0


(1)  Represents the difference between the exercise price and the market value on the date of exercise.
(2)  Value based on the closing price of $4.50 per share on February 2, 1996.

                                                               Ten Year Option Repricing

         The following table provides information related to options to purchase Common Stock which were repriced for executive officers during fiscal year 1995.

                                               Number of
                                              Securities    Market Value        Exercise                        Length of
                                              Underlying     of Stock           Price at         New         Original Option
                                               Options       at Time of         Time of        Exercise       Term at Time
   Name                       Date             Repriced(#)   Repricing($)     Repricing($)     Price($)       of Repricing
- ----------------------      --------          ------------  -------------     ------------     --------     -----------------
Richard D. Sanford          02/25/95            450,000         $9.75           $22.875         $13.25       8 years 267 days
Gregory A. Pratt            02/25/95             50,000          9.75            15.00           13.25       8 years 13 days
                            02/25/95            100,000          9.75            24.875          13.25       8 years 300 days
Mark R. Briggs              02/25/95             30,000          9.75            15.50           13.25       6 years 283 days
                            02/25/95             10,000          9.75            15.00           13.25       8 years 13 days
                            02/25/95             50,000          9.75            24.00           13.25       9 years 0 days
Timothy D. Cook             02/25/95            100,000          9.75            16.25           13.25       9 years 228 days
Stephanie D. Cohen          02/25/95             20,000          9.75            14.125          13.25       5 years 335 days
                            02/25/95             60,000          9.75            15.50           13.25       6 years 283 days
                            02/25/95              5,000          9.75            15.00           13.25       8 years 13 days

Director Compensation

         Directors received $500 for each Board meeting attended during fiscal year 1995. Directors are also reimbursed for expenses in attending Board meetings. There was no additional compensation for participation in or attendance at Committee meetings.

Employment and Severance Agreements

In connection with Mr. Pratt's assumption of the position of Executive Vice President of the Company, in May 1996, Mr. Pratt entered into an employment agreement with the Company. The agreement provides for Mr. Pratt to receive a base annual salary of $300,000, together with an annual bonus of at least $200,000 if certain performance objectives are achieved. Mr. Pratt is also entitled to receive options to purchase 50,000 (subject to adjustment) shares of common stock of XLConnect Solutions, Inc. ("XLC"), a wholly-owned subsidiary of the Company, upon the effective date of an initial public offering of XLC's common stock during Mr. Pratt's employment with the Company. The agreement provides that if Mr. Pratt's employment is terminated by the Company without cause (as defined in the agreement), the Company will be required to pay Mr. Pratt either (i) $500,000, if termination occurs on or before December 13, 1996, or (ii) his base annual salary as in effect at the time of termination, if termination occurs thereafter, in either case payable in twelve monthly installments during the year following termination. Pursuant to the agreement, Mr. Pratt will be prohibited from competing with the Company and from soliciting the Company's employees during the one-year period following the termination of his employment by the Company without cause.

In March 1996, Mr. Briggs entered into an agreement with the Company providing for the termination of his employment effective September 30, 1996 and for certain payments and other benefits to be provided by the Company to Mr. Briggs following the termination of his employment. The agreement provides that for a period of 18 months following the termination of his employment, Mr. Briggs will continue to receive payments of his current base annual salary of $325,000, participate in the Company's medical program, and vest in his stock options, so long as Mr. Briggs' employment with the Company is not terminated by the Company for cause on or before September 30, 1996. During such 18-month period, Mr. Briggs will be prohibited from working for certain of the Company's competitors, soliciting the Company's customers and suppliers, or employing or retaining the Company's employees.

In May 1996, Mr. Cook entered into an employment agreement with the Company. The agreement provides for Mr. Cook to receive a base annual salary of $300,000 and reflects the grant to Mr. Cook of options to purchase 50,000 shares of Common Stock on April 24, 1996. The agreement provides that if Mr. Cook's employment is terminated by the Company without cause (as defined in the agreement), the Company will be required to pay Mr. Cook his base annual salary as in effect at the time of termination in twelve monthly installments during the year following termination. Pursuant to the agreement, Mr. Cook will be prohibited from working for certain of the Company's competitors and from soliciting the Company's employees during the one-year period following the termination of his employment by the Company without cause. For purposes of this agreement, Mr. Cook's employment will be considered to have been terminated by the Company without cause if, following a change in control (as defined in the agreement) of the Company, Mr. Cook voluntarily terminates his employment as a result of a reduction in his base salary or a material reduction in his duties or responsibilities.

In March 1996, Mr. Coffey entered into an employment agreement with the Company. The agreement provides for Mr. Coffey to receive a base annual salary of $350,000, with a minimum bonus of $100,000 for fiscal 1996. The agreement also provides that if the Company terminates Mr. Coffey's employment without cause on or before April 1, 1999, the Company will be obligated to continue to pay Mr. Coffey's base annual salary plus all benefits then in effect until April 1, 1999, provided that in the event such termination occurs before April 1, 1998, the amount of total compensation in excess of $350,000 included in such severance payments will be reduced by all compensation earned by Mr. Coffey from all sources from the date of such termination until March 31, 1999. The agreement also provides that if Mr. Coffey's base annual compensation for fiscal 1997 is less than $450,000 and he voluntarily terminates his employment after the Company files its Annual Report on Form 10-K for that fiscal year, then the Company will be obligated to continue to pay Mr. Coffey's base annual salary plus all benefits then in effect until April 1, 1999.

Compensation Committee Interlocks and Insider Participation

Mr. Abelson, a member of the Compensation and Stock Option Committee, is a partner in the law firm of Pepper, Hamilton & Scheetz, which provides legal services to the Company. See "Certain Relationships and Related Transactions".

Stock Performance Chart

The following chart compares the yearly percentage change in the cumulative total shareholder return of the Company's Common Stock during the five fiscal years ended February 3, 1996, with the cumulative total return on the S&P Mid Cap 400 Index and a peer index comprised of eight companies (1). The comparison assumes $100 was invested on January 31, 1991, in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

             COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
            AMONG THE COMPANY, S&P MID-CAP 400, AND PEER GROUP

MEASUREMENT PERIOD                                          INTELLIGENT
FISCAL YEAR ENDED:     PEER GROUP         MID-CAP 400       ELECTRONICS

JANUARY 1991             $100.00           $100.00            $100.00
JANUARY 1992              187.39            141.57             149.11
JANUARY 1993              233.97            157.63             103.57
JANUARY 1994              363.86            181.53             221.12
JANUARY 1995              193.62            172.82              79.83
JANUARY 1996              205.46            227.21              41.73

(1) Assumes $100 invested on January 31, 1991 in the Company's Common Stock, the S&P Mid Cap 400 Index and a composite index, weighted by market capitalization, of the following eight companies: Ameridata Technologies, Inc., Compucom Systems, Inc., Dataflex Corporation, Government Technology Services, Inc., Inacom Corp., Merisel, Inc., MicroAge, Inc. and Tech Data Corporation.

                     COMPENSATION AND STOCK OPTION COMMITTEE
                         REPORT ON EXECUTIVE COMPENSATION


         The Compensation and Stock Option Committee (the "Committee") for fiscal year 1995 consisted of four non-employee directors. The Committee is responsible for determining the annual salary, bonus and incentive compen-sation of the Company's executive officers and, on the basis of recommendations received from executive officers, awarding incentive compensation in the form of stock options to the Company's employees generally. This report describes the policies of the Committee in establishing the principal components of executive compensation for fiscal year 1995.

         The Committee's compensation policies for executive officers reflect a commitment to attract and retain quality executives, to provide incentives to the executives to achieve performance objectives that enhance shareholder value and to reward executives for operational excellence. The Committee believes that its policies are best served by a compensation program that provides executives a competitive base salary, annual incentive bonuses in amounts that reflect achievement of prescribed financial targets and long-term incentives in the form of stock options.

         In establishing compensation for executive officers, the Committee considers industry data generally, the Company's financial performance and industry position and the recommendations of the Chairman of the Board and Chief Executive Officer. The Committee exercises judgment and discretion in the information and analyses it reviews and considers.

         In 1995, the Committee determined to continue the base salary of Richard D. Sanford, the Chairman and Chief Executive Officer, at the same level as in fiscal year 1994. In contrast with the prior two fiscal years, Mr. Sanford's fiscal year 1995 compensation package did not include any bonus component. In May 1995, the Committee determined to grant options to purchase 50,000 shares of Common Stock to the Chief Executive Officer as well as to two other named executive officers, as described in the table captioned "Option Grants During Fiscal Year 1995" set forth above. The stock options were granted in order to reinforce the importance of improving shareholder value over the long-term, and to encourage and facilitate the executives' Common Stock ownership. The options were granted at 100% of the fair market value of the Common Stock on the date of grant, have 10-year terms and vest in five equal installments beginning on the first anniversary of the date of grant, which is consistent with the terms of the stock options granted to employees generally.

         In fiscal year 1995, the Committee approved the reduction of the exercise price, to $13.25 per share, of all outstanding stock options having exercise prices in excess of $13.25 per share. The Committee concluded that the decline in the market price of the Company's Common Stock had frustrated the purpose of these options (i.e., to attract and retain the employees' services and to provide incentives for them to exert maximum efforts for the Company's success), and that it was important to reduce the exercise price of these options so as to reinstitute the incentive originally intended to be afforded by the options. The terms of the repricings with respect to options held by the Chief Executive Officer and certain other named executive officers are described in the table captioned "Ten-Year Option Repricing" set forth above. The Company had not repriced any stock options during the ten fiscal years prior to fiscal year 1995.

         Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the allowable tax deduction of compensation paid by a publicly-held corporation to its chief executive officer and its other four most highly compensated officers employed at year-end, subject to certain pre-established objective performance-based exceptions. The Committee intends to take
Section 162(m) into account when formulating its compensation policies for the Company's executive officers and to comply with Section 162(m), if and where the Committee determines compliance to be practicable and in the best interests of the Company and its shareholders.

William L. Rulon-Miller
Barry M. Abelson
Roger J. Fritz
Arnold S. Hoffman

    Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth, as of April 1, 1996, the number and percentage of shares of Common Stock which, according to information supplied to the Company, are beneficially owned by (i) each person who is the beneficial owner of more than 5% of the Common Stock; (ii) each of the directors of the Company individually; (iii) the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers for fiscal year 1995; and (iv) all current directors and officers of the Company as a group. Under rules adopted by the Securities and Exchange Commission, a person is deemed to be a beneficial owner of Common Stock with respect to which he has or shares voting power (which includes the power to vote or to direct the voting of the security), or investment power (which includes the power to dispose of, or to direct the disposition of, the security). A person is also deemed to be the beneficial owner of shares with respect to which he has the right to obtain voting or investment power within 60 days, such as upon the exercise of options or warrants.

                                                             Percentage
                                 Amount and Nature           of Shares
                                   of Beneficial             Outstanding
Name of Beneficial Owner            Ownership(a)          (if 1% or greater)
- -----------------------------    -----------------        ------------------
Barry M. Abelson                     487,879(b)                   1.4%
Mark R. Briggs                        56,100                       --
Thomas J. Coffey                         100                       --
Timothy D. Cook                       22,000                       --
Christopher T. G. Fish             1,228,020(c)                   3.6%
Roger J. Fritz                       160,004                       --
Arnold S. Hoffman                     46,000                       --
William E. Johnson                    10,000                       --
John A. Porter                        40,000                       --
Gregory A. Pratt                     211,667                       --
William L. Rulon-Miller               74,136                       --
Richard D. Sanford                 4,013,433(d)                  11.5%
Alex A.C. Wilson                      20,000                       --
Wellington Management Company      1,943,742(e)                   5.6%
Montag & Caldwell                  3,538,219(f)                  10.2%
Lazard Freres & Co. LLC            1,899,430(g)                   5.5%
All directors and officers
as a group (14 persons)            6,206,922                     17.5%

(a) Includes the following number of shares purchasable upon the exercise of stock options:  Mr. Abelson, 40,000; Mr. Briggs,
56,000; Mr. Cook, 20,000; Mr. Fish, 60,000; Mr. Fritz, 100,000; Mr. Hoffman, 40,000; Mr. Johnson, 10,000; Mr. Porter, 20,000; Mr.
Pratt, 211,667; Mr. Rulon-Miller, 60,000; Mr. Sanford, 276,667; Mr. Wilson, 20,000, and all directors and officers as a group,
1,003,334.
(b) Includes 71,710 shares held in a trust (the beneficiary of which is a child of Mr. Sanford) of which Mr. Abelson and Mr. Fish are co-trustees; 128,262 shares held by Mr. Abelson as custodian for the benefit of two children of Mr. Sanford; and 205,007 shares held by two charities established by Mr. Sanford, of which Mr. Abelson is a director or trustee.  Mr. Abelson disclaims beneficial ownership as to the shares held by the trust and charities and as custodian.
(c) Includes 1,062,310 shares owned by Sprint Investments, S.A.  The sole shareholder of Sprint Investments, S.A. is a trust, the beneficiaries of which are the wife and children of Mr. Fish.  Also includes 71,710 shares held in a trust (the beneficiary of which is a child of Mr. Sanford) of which Mr. Fish and Mr. Abelson are co-trustees (as to which shares Mr. Fish disclaims beneficial ownership) and 4,000 shares held as custodian and in the name of Mr. Fish's daughter.
(d) Includes 205,007 shares held by two charities established by Mr. Sanford, of which Mr. Sanford is a director or trustee.  Mr.
Sanford disclaims beneficial ownership as to the shares held by the charities.
(e) The information with respect to Wellington Management Company was reported on a Schedule 13-G filed by Wellington
Management Company with the Securities and Exchange Commission on January 30, 1996, a copy of which was received by the
Company and relied upon in making this disclosure.  The address of Wellington Management Company is 75 State Street, Boston,
Massachusetts, 02109.
(f) The information with respect to Montag & Caldwell was reported on a Schedule 13-G filed by Montag & Caldwell with the
Securities and Exchange Commission on January 12, 1996, a copy of which was received by the Company and relied upon in making this disclosure.  The address of Montag & Caldwell is 1100 Atlanta Financial Center, 3343 Peachtree Road, NE, Atlanta,
Georgia, 30326.
(g) The information with respect to Lazard Freres & Co. LLC was reported on a Schedule 13-G filed by Lazard Freres & Co.
LLC with the Securities and Exchange Commission on February 14, 1996, a copy of which was received by the Company and relied upon in making this disclosure.  The address of Lazard Freres & Co. LLC is 30 Rockefeller Plaza, New York, New York, 10020.

             Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Barry M. Abelson is a partner in the law firm of Pepper, Hamilton & Scheetz, which provided legal services to the Company in fiscal year 1995. The Company believes that the fees charged by Pepper, Hamilton & Scheetz are comparable to those charged by other law firms for comparable services.



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        INTELLIGENT ELECTRONICS, INC.


Date:  June 3, 1996                     /s/ Thomas J. Coffey
                                        -------------------------------------
                                        Thomas J. Coffey, Chief Financial
                                        Officer, Senior Vice President,
                                        Principal Accounting Officer

                              Exhibit Index


     10.1 Letter Agreement between the Company and Gregory A. Pratt dated May 9, 1996.

     10.2 Separation and Confidentially Agreement between the Company and Mark Briggs dated March 13, 1996.

     10.3 Letter Agreement between the Company and Timothy Cook dated May 13, 1996.

     10.4 Letter Agreement between the Company and Thomas J. Coffey dated March 25, 1996.