Form 10-Q
period 1996-05-04
INTELLIGENT ELECTRONICS INC
filed 1996-06-18
CIK 814430

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED   May 4, 1996.

                                    OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934.

               FOR THE TRANSITION PERIOD FROM          TO         .


Commission file number 0-15991


                       Intelligent Electronics, Inc.
          (Exact name of registrant as specified in its charter)


              Pennsylvania                             23-2208404
     (State or other jurisdiction of                (IRS Employer
     incorporation or organization)               Identification No.)


        411 Eagleview Boulevard, Exton, PA               19341
      (Address of principal executive offices)        (Zip Code)


                              (610) 458-5500
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X__               No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,730,493 shares of Common Stock, par value $0.01 per share were outstanding at June 3, 1996.

              Intelligent Electronics, Inc. and Subsidiaries

                                   INDEX


                                                                   Page No.
                                                                   --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


          Consolidated Balance Sheets

               May 4, 1996 and February 3, 1996                           3


          Consolidated Statements of Operations

               Three Months Ended May 4, 1996 and April 29, 1995          4


          Consolidated Statements of Cash Flows

               Three Months Ended May 4, 1996 and April 29, 1995          5


          Notes to Consolidated Financial Statements                      6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       8


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               10


SIGNATURES                                                               11

PART I - FINANCIAL INFORMATION                                        FORM 10-Q

              INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                        Consolidated Balance Sheets
                (in thousands, except share-related data)

                                                          May 4,                     February 3,
                                                           1996                          1996
                                                       ---------------             ---------------
                                                        (unaudited)
                                    Assets

Current assets:
 Cash and cash equivalents                            $        21,862             $        34,618
 Accounts receivable, net                                     197,265                     192,687
 Inventory                                                    332,320                     346,058
 Prepaid expenses and other current assets                      3,431                       3,411
 Deferred income taxes                                         16,902                      16,041
                                                       ---------------             ---------------
  Total current assets                                        571,780                     592,815

Property and equipment                                         64,867                      68,213
Intangible assets, primarily goodwill, net                    152,990                     155,390
Other assets                                                   22,123                      22,931
                                                       ---------------             ---------------
  Total assets                                        $       811,760             $       839,349
                                                       ===============             ===============

                         Liabilities and Shareholders' Equity

Current liabilities:
 Short-term debt                                      $        17,807             $         8,744
 Accounts payable                                             480,094                     508,747
 Accrued liabilities                                           46,321                      49,718
                                                       ---------------             ---------------
  Total current liabilities                                   544,222                     567,209
                                                       ---------------             ---------------

Long-term debt                                                 79,148                      80,025
Other long-term liabilities                                    13,536                      14,079

Commitments and contingencies

Shareholders' equity:
 Common stock $.01 par value per share:
  Authorized 100,000,000 shares,
    issued and outstanding:
    39,910,649 shares                                             399                         399
 Additional paid-in capital                                   224,298                     224,298
 Treasury stock                                               (68,207)                    (68,207)
 Retained earnings                                             18,390                      21,584
 Unrealized holding loss on securities                            (26)                        (38)
                                                       ---------------             ---------------
  Total shareholders' equity                                  174,854                     178,036
                                                       ---------------             ---------------
    Total liabilities and shareholders' equity        $       811,760             $       839,349
                                                       ===============             ===============


See accompanying notes to consolidated financial statements.

              INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                   Consolidated Statements of Operations
                   (in thousands, except per-share data)
                                (unaudited)


                                                                     Three months ended
                                                                     ------------------
                                                               May 4,                  April 29,
                                                                1996                     1995
                                                           -------------             -------------
Revenues                                                  $     877,939             $     827,439

Cost of goods sold                                              832,355                   789,764
                                                           -------------             -------------
    Gross profit                                                 45,584                    37,675
                                                           -------------             -------------
Operating expenses:
  Selling, general and administrative expenses                   42,935                    26,818
  Amortization of intangibles, primarily goodwill                 2,400                     1,293
                                                           -------------             -------------
    Total operating expenses                                     45,335                    28,111
                                                           -------------             -------------
Income from operations                                              249                     9,564

Other income (expense):
  Investment and other income (expense), net                       (105)                      498
                      Interest expense                           (3,867)                     (988)
                                                           -------------             -------------
Income (loss) before provision (benefit) for income
  taxes and equity in loss of affiliate                          (3,723)                    9,074

Provision (benefit) for income taxes                               (529)                    3,938
                                                           -------------             -------------
Income (loss) before equity in loss
  of affiliate                                                   (3,194)                    5,136

Equity in loss of affiliate                                          --                      (246)
                                                           -------------             -------------
Net income (loss)                                         $      (3,194)            $       4,890
                                                           =============             =============

Income (loss) per common share                            $       (0.09)            $        0.16
                                                           =============             =============

Dividends declared per share                              $        0.00             $        0.10
                                                           =============             =============

Weighted average number of common shares
  and share equivalents outstanding:                             34,537                    31,366


See accompanying notes to consolidated financial statements.

           INTELLIGENT ELECTRONICS, INC. and Subsidiaries
               Consolidated Statements of Cash  Flows
                    (in thousands)
                      (unaudited)

                                                                    Three months ended
                                                                    ------------------
                                                                 May 4,            April 29,
                                                                  1996               1995
                                                             ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $    (3,194)        $     4,890
  Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities:
   Depreciation and amortization                                   6,879               3,254
   Write-off of property and equipment                             1,057                  --
   Deferred taxes                                                   (861)               (428)
   Provision for losses on trade receivables                         803                 228
   Provision for write-down of inventory                           2,617                 486
   Equity in loss of affiliate                                        --                 246
   Changes in assets and liabilities:
      Accounts receivable                                         (5,381)            (16,458)
      Inventory                                                   11,121              23,363
      Other current assets                                           770                (194)
      Accounts payable                                           (28,653)             (1,935)
      Accrued liabilities                                         (2,426)              1,511
                                                             ------------        ------------
   Net cash provided by (used for) operating activities          (17,268)             14,963
                                                             ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment, net of disposals       (3,704)            (11,499)
   Other                                                              30                (475)
                                                             ------------        ------------
   Net cash used for investing activities                         (3,674)            (11,974)
                                                             ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from working capital advances                        222,261                  --
   Repayments of working capital advances                       (213,182)                 --
   Cash dividends paid                                                --              (3,119)
   Proceeds from exercise of stock options                            --                 402
   Reduction in capital lease obligations                           (893)                 --
                                                             ------------        ------------
   Net cash provided by (used for) financing activities            8,186              (2,717)
                                                             ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (12,756)                272

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  34,618              69,027
                                                             ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $    21,862         $    69,299
                                                             ============        ============

See accompanying notes to consolidated financial statements.

              Intelligent Electronics, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements

             (Dollars in thousands, except share-related data)

                                (unaudited)

(1)  Basis of Presentation
     ---------------------
The consolidated financial statement information included herein is unaudited but, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 1996.

(2)  New Accounting Standards
     ------------------------
The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, in the quarter ended May 4, 1996. SFAS No. 121 provides guidance for recognition and measurement of impairment of long-lived assets and certain identifiable intangibles and goodwill related to both assets to be held and used, and assets to be disposed. The adoption of SFAS No. 121 did not have a material effect on the Company's financial condition or results of operations.

In October 1995, SFAS No. 123, Accounting for Stock-based Compensation, was issued. SFAS No. 123 requires that companies with stock-based compensation plans either recognize compensation expense based on new fair value accounting methods or continue to apply existing accounting rules (APB No.
25) and disclose pro forma net income and income per share assuming the fair value method has been applied. The Company will continue to apply APB No. 25 to its stock-based compensation plans and will disclose the required pro forma effect on net income and income per share in the Company's financial statements for the fiscal year ending February 1, 1997.

(3)  Acquisition of Business
     -----------------------
On August 17, 1995, the Company acquired The Future Now, Inc. ("FNOW") by issuing 2,952,282 shares of its Common Stock (valued at $36,534, excluding acquisition-related costs of approximately $1,700) in exchange for all of the remaining shares (approximately 69%) of FNOW Common Stock not previously owned by the Company. The acquisition was accounted for using the purchase method and, accordingly, the operating results of FNOW have been included in the consolidated operating results since the date of acquisition.

Unaudited pro forma results of operations of the Company for the three months ended April 29, 1995, assuming the FNOW acquisition was consummated on January 29, 1995, are as follows:

                         Three months
                              ended
                         April 29, 1995
                         --------------
     Revenue                $ 882,445
     Net income                 3,640
     Income per share            0.11

Pro forma financial information presented above is not necessarily indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the period presented or of future results of operations of the combined companies.

(4)  Credit Facilities
     -----------------
In April 1996, the Company's $270 million financing agreement was replaced by a new financing agreement, which has an eighteen month term and is renewable thereafter for successive six-month periods with the consent of the lender and allows for total borrowings of up to $225 million, subject to a borrowing base formula. A portion of this facility can be classified as long-term with a due date of October 5, 1998 and an interest rate of prime plus 2.50%. The remaining portion of the facility can be used for inventory financing, equipment financing and working capital purposes and has an interest rate of prime plus 1.50%. This facility also imposes certain financial covenants relating to working capital, tangible net worth , long-term debt to tangible net worth and fixed charge coverage. The Company was in compliance with all such covenants as of May 4, 1996.

(5)  Common Stock Dividends
     ----------------------
In the fourth quarter of fiscal 1995, the Board of Directors suspended the Company's quarterly dividend. There is no assurance that the quarterly dividend will be resumed. Any resumption will depend upon the Company's financial performance, capital requirements, financial condition and other relevant factors.

On April 27, 1995, the Board of Directors declared a $0.10 per share cash dividend to shareholders of record on May 15, 1995, which was paid on June 1, 1995.

On January 27, 1995, the Company declared a $0.10 per share cash dividend to shareholders of record on February 15, 1995, which was paid on March 1, 1995.

(6)  Supplemental Cash Flow Information
     ----------------------------------
Cash payments during the three-month periods ended May 4, 1996 and April 29, 1995 included interest of $5,272 and $889, respectively, and income taxes of $3 and $19, respectively.

(7)  Contingencies
     -------------
In December 1994, several class action lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain directors and officers. On February 13, 1996, the Court certified the class for these lawsuits as purchasers of Common Stock from January 29, 1991 through December 5, 1994. These lawsuits have been consolidated with a class action lawsuit filed several years ago against the Company, certain directors and officers, and the Company's auditors in the United States District Court for the Eastern District of Pennsylvania. A derivative lawsuit was also filed in December 1994 in the Court of Common Pleas of Philadelphia County against the Company and certain of its directors and officers. These lawsuits allege violations of certain disclosure and related provisions of the federal securities laws and breach of fiduciary duties, including allegations relating to the Company's practices regarding vendor marketing funds, and seek damages in unspecified amounts as well as other monetary and equitable relief. In addition, the Company is subject to a Securities and Exchange Commission investigation. The Company believes that all such allegations and lawsuits are without merit and intends to defend against them vigorously. While management of the Company, based on its investigation of these matters and consultations with counsel, believes resolution of these matters will not have a material adverse effect on the Company's financial position, the ultimate outcome of these matters cannot presently be determined.

In addition, the Company is involved in various litigation and arbitration matters in the ordinary course of business. The Company believes that it has meritorious defenses in and is vigorously defending against all such matters.

During fiscal 1994, based in part of the advice of legal counsel, the Company established a reserve of $9 million in respect of all litigation and arbitration matters, some of which has been used to pay legal fees and settle various claims and suits during fiscal 1995 and fiscal 1996. Although the aggregate amount of the claims may exceed the amount of the reserve, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
- ---------------------
Revenues increased 6% to $877.9 million for the quarter ended May 4, 1996 compared to $827.4 million for the quarter ended April 29, 1995. The increase was due primarily to revenues generated by FNOW, which was acquired in August 1995 and industry growth.

Gross profit as a percentage of revenues for the quarter ended May 4, 1999 was 5.2% compared to 4.6% for the quarter ended April 29, 1995. The increase in gross margin percent was due primarily to the higher gross margin percent realized by the FNOW locations which sell products and services directly to end-users, partially offset by continued competitive pricing pressures. Competitive pressures and their impact on margins are expected to continue in the future.

Selling, general and administrative expenses increased from $26.8 million (3.2% of revenues) for the quarter ended April 29, 1995 to $42.9 million (4.9% of revenues) for the quarter ended May 4, 1996. Costs increased primarily as a result of operating costs for the FNOW locations and depreciation related to the implementation of new management information systems. It is anticipated that the workforce reductions and other cost cutting measures implemented by the Company will somewhat mitigate the higher selling, general and administrative costs required to support the operations of FNOW.

Amortization of intangibles increased for the quarter ended May 4, 1996 compared to the quarter ended April 29, 1995 due to goodwill related to the acquisition of FNOW.

Investment and other income (expense) declined for the quarter ended May 4, 1996 compared to the quarter ended April 29, 1995. This decline can be primarily attributable to the use of available cash during fiscal 1995 for the payment of cash dividends, capital expenditures and the repayment of FNOW's bank debt and finance company debt following the acquisition in August 1995. Interest expense increased for the quarter ended May 4, 1996 as a result of the Company's more frequent use of its available financing arrangements for inventory financing and working capital purposes and the addition of $75 million of long-term debt in October 1995.

The Company's effective tax rate was a 14.2% benefit for the quarter ended May 4, 1996 compared to a 43.4% provision for the quarter ended April 29, 1995. The effect of non-deductible goodwill amortization on the pre-tax loss was the primary reason for the difference in the effective tax rate.


Liquidity and Capital Resources
- -------------------------------
The Company has financed its growth to date from stock offerings, bank and subordinated borrowings, inventory financing and internally generated funds. The principal uses of its cash have been to fund its accounts receivable and inventory, make acquisitions, repurchase common stock and pay cash dividends.

During the quarter ended May 4, 1996, the Company's operating activities used $17.3 million in cash. At May 4, 1996, the Company had cash and cash equivalents totaling $21.9 million ($34.6 million at February 3, 1996). Working capital totaled $27.6 million at May 4, 1996 compared to $25.6 million at February 3, 1996. The Company may outsource some of its financing programs which could reduce the level of accounts receivable. The Company has a $225 million financing agreement with a finance company, of which approximately $24.2 million was available at May 4, 1996 after considering the borrowing base formula, working capital advances and trade payables outstanding to a vendor related to the finance company.

In the fourth quarter of fiscal 1995, the Board of Directors suspended the Company's quarterly dividend. There is no assurance that the quarterly dividend will be resumed. Any resumption will depend upon the Company's financial performance, capital requirements, financial condition and other relevant factors.

The Board of Directors has authorized the repurchase, in open-market transactions, of up to 13.6 million shares of the Company's Common Stock. As of May 4, 1996, the Company had repurchased approximately 8.3 million shares at a cost of approximately $105.7 million. Approximately 3 million of the repurchased shares were reissued in connection with the acquisition of FNOW.

The Company is currently considering a public offering of common stock of XLConnect Solutions, Inc., a wholly-owned subsidiary, which would only be made pursuant to a prospectus included in a registration statement filed with the Securities and Exchange Commission. There is no certainty as to the occurrence, timing or amount of any such public offering.

Based on the Company's current level of operations and capital expenditures requirements, management believes that the Company's cash, internally-generated funds, and available financing arrangements and opportunities will be sufficient to meet the Company's cash requirements at least through the end of fiscal 1996.


Inflation and Seasonality
- -------------------------
The Company believes that inflation has not had a material impact on its operations or liquidity to date. The Company's financial performance does not exhibit significant seasonality, although certain computer product lines and the FNOW branch locations follow a seasonal pattern with peaks occurring near the end of the calendar year.

              Intelligent Electronics, Inc. and Subsidiaries

                        Part II - Other Information




Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               10. Amended and Restated Inventory and Working Capital Financing Agreement dated as of April 5, 1996 by and among Intelligent Electronics, Inc. and Subsidiaries and IBM Credit Corporation.


          (b)  Reports filed on Form 8-K.

               The Company's Report on Form 8-K dated March 8, 1996 relating to the adoption by the Board of Directors of a Shareholders' Rights Plan.

                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Intelligent Electronics, Inc.



                                        /s/ Thomas J. Coffey
                                        -------------------------------
                                        Thomas J. Coffey
                                        Senior Vice President, Chief
                                          Financial Officer and
                                          Chief Accounting Officer





Date:  June 18, 1996