Form 10-Q
period 1996-08-03
INTELLIGENT ELECTRONICS INC
filed 1996-09-17
CIK 814430

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C. 20549

                              FORM 10-Q


[ X ] 		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      		EXCHANGE ACT OF 1934.

      		FOR THE QUARTERLY PERIOD ENDED   August 3, 1996.

                              	OR

[   ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     		SECURITIES EXCHANGE ACT OF 1934.

     		FOR THE TRANSITION PERIOD FROM _____________  TO _______________.


Commission file number 0-15991


                        Intelligent Electronics, Inc.
         	(Exact name of registrant as specified in its charter)


                Pennsylvania                                23-2208404
       -------------------------------                  -------------------
       (State or other jurisdiction of		           (IRS Employer
       incorporation or organization)           	Identification No.)



           411 Eagleview Boulevard, Exton, PA                 19341
        ---------------------------------------             ----------
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

                      	Yes  _X_            No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,789,062 shares of Common Stock, par value $0.01 per share were outstanding at September 4, 1996.

             	Intelligent Electronics, Inc. and Subsidiaries

                               	INDEX

                                                                       Page No.
                                                                       --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


         Consolidated Balance Sheets

         August 3, 1996 and February 3, 1996                                3


         Consolidated Statements of Operations

            Three and Six Months Ended August 3, 1996
            and July 29, 1995                                               4


         Consolidated Statements of Cash Flows

            Three and Six Months Ended August 3, 1996
            and July 29, 1995                                               5


         Notes to Consolidated Financial Statements                         6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  10

SIGNATURES                                                                 11

PART I - FINANCIAL INFORMATION                                                  FORM 10-Q

                INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                        Consolidated Balance Sheets
                  (in thousands, except share-related data)
                                                                August 3,      February 3,
                                                                  1996            1996
                                                               -----------     -----------
                                                               (unaudited)
                                             Assets

Current assets:
  Cash and cash equivalents                                    $    23,944      $   34,618
  Accounts receivable, net                                         240,041         192,687
  Inventory                                                        307,671         346,058
  Prepaid expenses and other current assets                          5,090           3,411
  Deferred income taxes                                             16,902          16,041
                                                               -----------      ----------
   Total current assets                                            593,648         592,815

Property and equipment                                              64,971          68,213
Intangible assets, primarily goodwill, net                         150,606         155,390
Other assets                                                        21,491          22,931
                                                               -----------      ----------
     Total assets                                              $   830,716      $  839,349
                                                               ===========      ==========

                              Liabilities and Shareholders' Equity
Current liabilities:
  Short-term debt                                              $    15,252      $    8,744
  Accounts payable                                                 498,176         508,747
  Accrued liabilities                                               50,044          49,718
                                                               -----------      ----------
   Total current liabilities                                       563,472         567,209
                                                               -----------      ----------

Long-term debt                                                      78,898          80,025
Other long-term liabilities                                         13,726          14,079

Commitments and contingencies

Shareholders' equity:
  Common stock $.01 par value per share:
    Authorized 100,000,000 shares,
      issued and outstanding:
      40,119,121 and 39,910,649 shares                                 401             399
  Additional paid-in capital                                       226,165         224,260
  Treasury stock                                                   (67,650)        (68,207)
  Retained earnings                                                 15,704          21,584
                                                               -----------      ----------
   Total shareholders' equity                                      174,620         178,036
                                                               -----------      ----------
     Total liabilities and shareholders' equity                $   830,716      $  839,349
                                                               ===========      ==========
See accompanying notes to consolidated financial statements.
/TABLE

                                  INTELLIGENT ELECTRONICS, INC. and Subsidiaries                  FORM 10-Q
                                      Consolidated Statements of Operations
                                      (in thousands, except per-share data)
                                                    (unaudited)


                                                       Three months ended           Six months ended
                                                     August 3,     July 29,      August 3,    July 29,
                                                       1996         1995           1996         1995
                                                     ---------    ---------     -----------  -----------
Revenues                                             $ 866,700    $ 881,614     $ 1,744,639  $ 1,709,053

Cost of goods sold                                     821,985      854,576       1,654,340    1,644,340
                                                     ---------    ---------     -----------  -----------
    Gross profit                                        44,715       27,038          90,299       64,713
                                                     ---------    ---------     -----------  -----------
Operating expenses:
  Selling, general and administrative expenses          41,324       30,233          84,259       57,051
  Amortization of intangibles, primarily goodwill        2,384        1,293           4,784        2,586
                                                     ---------    ---------     -----------  -----------
    Total operating expenses                            43,708       31,526          89,043       59,637
                                                     ---------    ---------     -----------  -----------

Income (loss) from operations                            1,007      (4,488)           1,256        5,076

Other income (expense):
  Investment and other income (expense), net              (321)      1,183             (426)       1,681
  Interest expense                                      (3,057)       (392)          (6,924)      (1,380)
                                                     ---------    --------      -----------  -----------


Income (loss) before provision (benefit) for
  income taxes and equity in loss of affiliate          (2,371)     (3,697)          (6,094)       5,377

Provision (benefit) for income taxes                         5        (914)            (524)       3,024
                                                     ---------    --------      -----------  -----------

Income (loss) before equity in loss of an affiliate     (2,376)     (2,783)          (5,570)       2,353

Equity in loss of affiliate                                 -       (3,151)              -        (3,397)
                                                     ---------    --------      -----------  -----------
Net loss                                             $  (2,376)   $ (5,934)     $    (5,570) $    (1,044)
                                                     =========    ========      ===========  ===========

Loss per common share                                $   (0.07)   $  (0.19)     $     (0.16) $     (0.03)
                                                     =========    ========      ===========  ===========

Dividends declared per share                         $    0.00    $   0.10      $      0.00  $      0.20
                                                     =========    ========      ===========  ===========

Weighted average number of common shares
  and share equivalents outstanding:                    34,718      31,483           34,627       31,346

See accompanying notes to consolidated financial statements.
/TABLE

                             INTELLIGENT ELECTRONICS, INC. and Subsidiaries          FORM 10-Q
                                 Consolidated Statements of Cash Flows
                                           (in thousands)
                                            (unaudited)

                                                                    Six months ended
                                                                -------------------------
                                                                 August 3,      July 29,
                                                                    1996          1995
                                                                -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    $  (5,570)     $  (1,044)
    Adjustments to reconcile net loss to net cash
       provided by (used for) operating activities:
      Depreciation and amortization                                13,893          6,673
      Write-off of property and equipment                           1,057            --
      Deferred taxes                                                 (861)        (1,560)
      Provision for losses on trade receivables                     1,708            641
      Provision for write-down of inventory                         5,485          3,670
      Equity in loss of affiliate                                     --           3,397
      Changes in assets and liabilities:
        Accounts receivable                                       (49,062)       (35,342)
        Inventory                                                  32,902         (6,991)
        Other current assets                                         (246)         1,298
        Accounts payable                                          (10,571)        58,418
        Accrued liabilities                                         1,487         (3,473)
                                                              -----------    -----------
    Net cash provided by (used for) operating activities           (9,778)        25,687
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales and maturities of marketable securities                  --              4,500
    Acquisition of property and equipment, net of disposals        (7,820)       (21,968)
    Other                                                              47           (427)
                                                              -----------    -----------
    Net cash used for investing activities                         (7,773)       (17,895)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from working capital advances                      6,240            --
    Cash dividends paid                                               --          (6,260)
    Proceeds from exercise of stock options                         1,867          2,877
    Proceeds from employee stock purchase plan                        247            --
    Reduction in capital lease obligations                         (1,477)           --
                                                              -----------    -----------
    Net cash provided by (used for) financing activities            6,877         (3,383)
                                                              -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (10,674)         4,409

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   34,618         69,027
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $    23,944    $    73,436
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

Unaudited pro forma results of operations of the Company for the three and six months ended July 29, 1995, assuming the FNOW acquisition was consummated on January 29, 1995, are as follows:

                         Three months       Six months
                             ended             ended
                         July 29, 1995     July 29, 1995
                         -------------     -------------
  Revenues                 $937,347         $1,819,792
  Net loss                  (11,842)            (8,202)
  Loss per share              (0.34)             (0.24)

Pro forma financial information presented above is not necessarily indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the period presented or of future results of operations of the combined companies.


(3)   Credit Facilities
      -----------------
In April 1996, the Company's $270 million financing agreement was replaced by a new financing agreement, which has an eighteen month term and is renewable thereafter for successive six-month periods with the consent of the lender and allows for total borrowings of up to $225 million, subject to a borrowing base formula. A portion of this facility can be classified as long-term with a due date of October 5, 1997 (which was subsequently extended until April 5, 1998) and an interest rate of prime plus 2.50%. The remaining portion of the facility can be used for inventory financing, equipment financing and working capital purposes and has an interest rate of prime plus 1.50%. This facility also imposes certain financial covenants relating to working capital, tangible net worth, long-term debt to tangible net worth and fixed charge coverage.
The Company has obtained a waiver for non-compliance with one of these covenants as of August 3, 1996.


(4)   Common Stock Dividends
      ----------------------
In the fourth quarter of fiscal 1995, the Board of Directors suspended the Company's quarterly dividend. There is no assurance that the quarterly dividend will be resumed. Any resumption will depend upon the Company's financial performance, capital requirements, financial condition and other relevant factors.

On July 27, 1995, the Board of Directors declared a $0.10 per share cash dividend to shareholders of record on August 15, 1995, which was paid on September 1, 1995.

On April 27, 1995, the Board of Directors declared a $0.10 per share cash dividend to shareholders of record on May 15, 1995, which was paid on June 1, 1995.


(5)  Supplemental Cash Flow Information
     ----------------------------------
Cash payments during the six-month periods ended August 3, 1996 and July 29, 1995 included interest of $9,782 and $1,204, respectively, and income taxes of $85 and $2,633, respectively.

During the quarter ended August 3, 1996, the Company entered into capital leases totaling $618 for computer equipment and services.


(6)   Contingencies
      -------------
In December 1994, several class action lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain directors and officers. On February 13, 1996, the Court certified the class for these lawsuits as purchasers of Common Stock from January 29, 1991 through December 5, 1994. These lawsuits have been consolidated with a class action lawsuit filed several years ago against the Company, certain directors and officers, and the Company's auditors in the United States District Court for the Eastern District of Pennsylvania. A derivative lawsuit was also filed in December 1994 in the Court of Common Pleas of Philadelphia County against the Company and certain of its directors and officers. These lawsuits allege violations of certain disclosure and related provisions of the federal securities laws and breach of fiduciary duties, including allegations relating to the Company's practices regarding vendor marketing funds, and seek damages in unspecified amounts as well as other monetary and equitable relief. In addition, the Company is subject to a Securities and Exchange Commission investigation. The Company believes that all such allegations and lawsuits are without merit and intends to defend against them vigorously. While management of the Company, based on its investigation of these matters and consultations with counsel, believes resolution of these matters will not have a material adverse effect on the Company's financial position, the ultimate outcome of these matters cannot presently be determined.

In addition, the Company is involved in various litigation matters in the ordinary course of business. The Company believes that it has meritorious defenses in and is vigorously defending against all such matters.

During fiscal 1994, based in part of the advice of legal counsel, the Company established a reserve of $9 million in respect of all litigation matters, some of which has been used to pay legal fees and settle various claims and suits during fiscal 1995 and fiscal 1996. Although the aggregate amount of the claims may exceed the amount of the reserve, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
- ---------------------
The following table shows revenues by division for the indicated periods (in millions).

                                   Quarter ended              Six months ended
                                 August 3,   July 29,       August 3,   July 29,
                                    1996      1995             1996       1995
                                 ---------   ---------      ---------   ---------
Indirect Business               $     795    $    867       $   1,609   $  1,674
Direct Business                       220          41             409         80
Intercompany eliminations *          (148)        (26)           (273)       (45)
                                ----------   ---------      ----------  ---------
Total revenues                  $     867    $    882       $   1,745   $  1,709
                                ==========   =========      ==========  =========

* Intercompany eliminations consist primarily of sales from the Indirect Business to the Direct Business.

Revenues decreased 2% for the quarter ended August 3, 1996 ("Q2 1996") compared to the quarter ended July 29, 1995 ("Q2 1995"). The decrease in revenues from Q2 1995 to Q2 1996 was primarily due to less revenues generated by the Company's Indirect Business (sales to resellers), offset in part by increased revenues generated by the Company's Direct Business (the former operations of FNOW, which were acquired in August 1995, plus the branch locations purchased from FNOW in December 1994), which includes sales and services to end users.
Revenues for the six months ended August 3, 1996 increased slightly from the six months ended July 29, 1995. This increase was due to increased revenues generated by the Direct Business as a result of the acquisition of FNOW in August 1995. The decrease in revenues from the Indirect Business for the periods presented was due primarily to certain manufacturers' products being constrained in 1996 and decreased sales to existing resellers as a result of continued consolidation in the reseller channel.

The following table shows gross margin as a percent of revenues by division for the indicated periods.

                                Quarter ended              Six months ended
                              August 3,   July 29,       August 3,    July 29,
                       	        1996       1995            1996         1995
                              ---------   --------       ---------    --------
Indirect Business                2.6%       2.5%            2.8%         3.2%
Direct Business	                10.9       13.7            11.2         14.9
                             ---------   --------        ---------    ---------
Total gross margin percent       5.2%       3.1%            5.2%         3.8%
                             =========   ========       =========     =========

The increase in gross margin percent was primarily due to more revenues generated by the Direct Business which realizes a higher gross margin percent than the Indirect Business and an inventory-related charge of approximately $10.2 million taken in Q2 1995, partially offset by continued competitive pricing pressures in both the Indirect and Direct Businesses. Competitive pressures and their impact on margins are expected to continue in the future.

Selling, general and administrative expenses increased to $41.3 million (4.8% of revenues) for Q2 1996 from $30.2 million (3.4% of revenues) for Q2 1995.
For the six months ended August 3, 1996, selling, general and administrative expenses increased to $84.3 million (4.8% of revenues) compared to $57.1 million (3.3% of revenues) for the same period last year. These costs increased primarily as a result of higher operating costs associated with the Direct Business and increased depreciation in the Indirect Business related to the implementation of new management information systems. Depreciation expense in the Indirect Business was $3.0 million and $6.3 million for the three and six months ended August 3, 1996, respectively, compared to $1.7 million and $3.3 million for the three and six months ended July 29, 1995, respectively. These increases were partially offset by savings as a result of workforce reductions in the Indirect Business in October 1995. As a percent of revenues, selling, general and administrative expenses for the Indirect Business were 2.0% and 2.2% for the quarter and six months ended August 3, 1996, respectively, compared to 2.3% and 2.2% for the quarter and six months ended July 29, 1995, respectively. It is anticipated that these workforce reductions, increased efficiencies and other cost control measures implemented by the Company will somewhat mitigate the higher selling, general and adminis-trative costs required to support the operations of the Direct Business.

Amortization of intangibles increased for both the quarter and six months ended August 3, 1996 compared to the same periods last year due to goodwill related to the acquisition of the Direct Business.

Investment and other income (expense) declined for the quarter and six months ended August 3, 1996 compared to the same periods last year. This decline is primarily attributable to the use of available cash during fiscal 1995 for the payment of cash dividends, capital expenditures and the repayment of FNOW's bank and finance company debt following the acquisition in August 1995. Interest expense increased for the quarter and six months ended August 3, 1996 as a result of the Company's more frequent use of its available financing arrange-ments for inventory financing and working capital purposes and the addition of $75 million of long-term debt in October 1995.

The Company's effective tax rate was 0.2% for Q2 1996 compared to a 24.7% benefit for Q2 1995. For the six months ended August 3, 1996, the effective tax rate was an 8.6% benefit compared to 56.2% for the same period last year. The effect of non-deductible goodwill amortization on the pre-tax loss in the current year was the primary reason for the differences in the effective tax rate.


Liquidity and Capital Resources
- -------------------------------
The Company has financed its growth to date from stock offerings, bank and subordinated borrowings, inventory financing and internally generated funds. The principal uses of its cash have been to fund its accounts receivable and inventory, make acquisitions, repurchase common stock and pay cash dividends.

During the six months ended August 3, 1996, the Company's operating activities used $9.8 million in cash primarily due to an increase in accounts receivable as a result of higher sales in the Direct Business and higher sales in the Indirect Business during the end of Q2 1996, partially offset by improved inventory management. At August 3, 1996, the Company had cash and cash equivalents totaling $23.9 million ($34.6 million at February 3, 1996). Working capital totaled $30.2 million at August 3, 1996 compared to $25.6 million at February 3, 1996. The Company may outsource some of its financing programs which could reduce the level of accounts receivable. The Company has a $225 million financing agreement with a finance company, of which approximately
$11.8 million was available at August 3, 1996 after considering the borrowing base formula, working capital advances and trade payables outstanding to a vendor related to the finance company.

In the fourth quarter of fiscal 1995, the Board of Directors suspended the Company's quarterly dividend. There is no assurance that the quarterly dividend will be resumed. Any resumption will depend upon the Company's financial performance, capital requirements, financial condition and other relevant factors.

The Board of Directors had previously authorized the repurchase, in open-market transactions, of up to 13.6 million shares of the Company's Common Stock. As of August 3, 1996, the Company had repurchased approximately 8.3 million shares at a cost of approximately $105.7 million. Approximately 3 million of the repurchased shares were reissued in connection with the acquisition of FNOW.
The Company currently has no plans to repurchase additional shares of its Common Stock.

In July 1996, XLConnect Solutions, Inc. ("XLC"), a wholly-owned subsidiary of the Company, filed a registration statement with the Securities and Exchange Commission for a public offering of approximately 20% of its common stock. There is no certainty as to the occurrence, timing or amount of such public offering. XLC will use the proceeds to repay intercompany obligations to the Company.

Based on the Company's current level of operations and capital expenditures requirements, management believes that the Company's cash, internally-generated funds, and available financing arrangements and opportunities will be sufficient to meet the Company's cash requirements at least for the next twelve months.


Forward Looking Statements
- --------------------------
The matters discussed in this Form 10-Q that are forward looking statements are based on current management expectations that involve risks and uncertainties. Potential risks and uncertainties include, without limitation: the impact of economic conditions generally and in the industry for microcomputer products and services; the potential decline in the level of demand for the Company's products and services; the potential termination or non-renewal of a supply agreement with a major vendor; continued competitive and pricing pressures in the industry; product supply shortages; open sourcing of products from vendors; rapid product improvement and technological change, short product life cycles and resulting obsolescence risks; legal proceedings; and capital and financing availability.


Inflation and Seasonality
- -------------------------
The Company believes that inflation has not had a material impact on its operations or liquidity to date. The Company's financial performance does not exhibit significant seasonality, although certain computer product lines and the Direct business follow a seasonal pattern with peaks occurring near the end of the calendar year.



                           	Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
      	  (a) 	Exhibits

                   None


       	 (b) 	Reports filed on Form 8-K.

                   None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.


                                       Intelligent Electronics, Inc.



                                       /s/ Thomas J. Coffey
                                       ---------------------------------
                                       Thomas J. Coffey
                                       Senior Vice President
                                       Chief Financial Officer
                                       and Chief Accounting Officer

Date:  September 17, 1996