Form 10-Q
period 1996-11-02
INTELLIGENT ELECTRONICS INC
filed 1996-12-17
CIK 814430

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C. 20549

                              FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED   November 2, 1996  .

                                    OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM          TO         .


Commission file number 0-15991


                     INTELLIGENT ELECTRONICS, INC.
                     -----------------------------
       (Exact name of registrant as specified in its charter)


           Pennsylvania                              23-2208404
    ------------------------------              -------------------
    (State or other jurisdiction of               (IRS Employer
    incorporation or organization)              Identification No.)



          411 Eagleview Boulevard, Exton, PA          19341
       ------------------------------------------------------
       (Address of principal executive offices)    (Zip Code)


                           (610) 458-5500
        ----------------------------------------------------
        (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes __X__             No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,609,877 shares of Common Stock, par value $0.01 per share were outstanding at December 6, 1996.

             Intelligent Electronics, Inc. and Subsidiaries

                                 INDEX


                                                            Page No.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements


            Consolidated Balance Sheets

               November 2, 1996 and February 3, 1996               3


            Consolidated Statements of Operations

               Three and Nine Months Ended November 2, 1996
                and October 28, 1995                                4


            Consolidated Statements of Cash Flows

               Three and Nine Months Ended November 2, 1996
                and October 28, 1995                                5


            Notes to Consolidated Financial Statements              6


Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  10


PART II.    OTHER INFORMATION

Item 2.     Changes in Securities                                  13

Item 4.     Submission of Matters to a Vote of Security Holders    15

Item 6.     Exhibits and Reports on Form 8-K                       15


SIGNATURES                                                         16

PART I - FINANCIAL INFORMATION                                                FORM 10-Q

                              INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                                          Consolidated Balance Sheets
                                 (in thousands, except share-related data)


                                                             November 2,       February 3,
                                                                1996               1996
                                                             -----------       -----------
                                                             (unaudited)
                                            Assets

Current assets:
  Cash and cash equivalents                                  $    58,823       $   34,618
  Accounts receivable, net                                       194,750          192,687
  Inventory                                                      309,911          346,058
  Prepaid expenses and other current assets                        5,621            3,411
  Deferred income taxes                                           16,902           16,041
                                                             -----------       ----------
   Total current assets                                          586,007          592,815

Property and equipment                                            56,991           68,213
Intangible assets, primarily goodwill, net                        84,808          155,390
Other assets                                                      18,193           22,931
                                                             -----------       ----------
     Total assets                                            $   745,999       $  839,349
                                                             ===========       ==========

                            Liabilities and Shareholders' Equity

Current liabilities:
  Short-term debt                                            $     4,599       $    8,744
  Accounts payable                                               485,257          508,747
  Accrued liabilities                                             46,399           49,718
                                                             -----------       ----------
   Total current liabilities                                     536,255          567,209
                                                             -----------       ----------

Long-term debt                                                    58,531           80,025
Other long-term liabilities                                       18,779           14,079

Commitments and contingencies

Minority interest                                                 10,440                -

Shareholders' equity:
  Preferred stock $50 par value per share:
    Authorized 200,000 shares,  5,000 shares
     issued and outstanding                                          250                -
  Common stock $.01 par value per share:
    Authorized 100,000,000 shares,
      issued and outstanding:
      40,939,936 and 39,910,649 shares                               409              399
  Additional paid-in capital                                     266,320          224,260
  Treasury stock                                                 (67,650)         (68,207)
  Retained earnings (deficit)                                    (77,335)          21,584
                                                              ----------       ----------
   Total shareholders' equity                                    121,994          178,036
                                                              ----------       ----------
     Total liabilities and shareholders' equity               $  745,999       $  839,349
                                                              ==========        =========

See accompanying notes to consolidated financial statements.

                                  INTELLIGENT ELECTRONICS, INC. and Subsidiaries             FORM 10-Q
                                       Consolidated Statements of Operations
                                       (in thousands, except per-share data)
                                                    (unaudited)

                                                     Three months ended           Nine months ended
                                                   -----------------------     ------------------------
                                                   November 2,  October 28,    November 2,  October 28,
                                                      1996         1995           1996         1995
                                                   -----------  -----------    -----------  -----------
Revenues                                            $  861,986   $ 944,223     $ 2,612,988  $ 2,653,276

Cost of goods sold                                     831,968     895,796       2,491,081    2,540,136
                                                    ----------   ---------     -----------  -----------
    Gross profit                                        30,018      48,427         121,907      113,140
                                                    ----------   ---------     -----------  -----------
Operating expenses:
  Selling, general and administrative expenses          52,784      55,432         138,329      112,483
  Amortization of intangibles, primarily goodwill        2,279       2,132           7,063        4,718
  Branch closure costs                                   9,790           -           9,790            -
  Impairment losses                                     61,576           -          61,576            -
                                                    ----------   ---------     -----------  -----------
    Total operating expenses                           126,429      57,564         216,758      117,201
                                                    ----------   ---------     -----------  -----------
Loss from operations                                   (96,411)     (9,137)        (94,851)      (4,061)

Other income (expense):
  Investment and other income (expense), net               (96)        (27)           (528)       1,654
  Interest expense                                      (3,039)     (2,502)        (10,043)      (3,882)
                                                    ----------   ---------     -----------  -----------
Loss before income tax benefit, equity in
   loss of affiliate and minority interest             (99,546)    (11,666)       (105,422)      (6,289)

Income tax benefit                                      (6,116)     (3,814)         (6,532)        (790)
                                                    ----------   ---------     -----------  -----------
Loss before equity in loss of affiliate
  and minority interest                                (93,430)     (7,852)        (98,890)      (5,499)

Equity in loss of affiliate                                  -      (5,681)              -       (9,078)
                                                    ----------   ---------     -----------  -----------
Loss before minority interest                          (93,430)    (13,533)        (98,890)     (14,577)
                                                    ----------   ---------     -----------  -----------

Minority interest                                          (10)          -             (10)           -
                                                    ----------   ---------     -----------  -----------
Net loss                                            $  (93,440)  $ (13,533)    $   (98,900) $   (14,577)
                                                    ==========   =========     ===========  ===========
Loss per common share                               $    (2.62)  $   (0.40)    $     (2.79) $     (0.45)
                                                    ==========   =========     ===========  ===========

Dividends declared per share                        $     0.00   $    0.10     $      0.00  $      0.30
                                                    ==========   =========     ===========  ===========
Weighted average number of common shares
  and share equivalents outstanding:                    35,599      33,947          35,498       32,213

See accompanying notes to consolidated financial statements.

                 INTELLIGENT ELECTRONICS, INC. and Subsidiaries                FORM 10-Q
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                 (unaudited)
                                                                  Nine months ended
                                                              -------------------------
                                                              November 2,   October 28,
                                                                  1996         1995
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                  $ (98,900)    $ (14,577)
    Adjustments to reconcile net loss to net cash
       provided by (used for) operating activities:
      Depreciation and amortization                              21,222        13,193
      Write-down of property and equipment                        1,384         7,978
      Impairment losses                                          61,576             -
      Branch closure costs                                        9,790             -
      Deferred taxes                                               (861)       (3,544)
      Provision for losses on trade receivables                   3,944         1,717
      Provision for write-down of inventory                       9,335         5,615
      Minority interest in net income of XLConnect                   10             -
      Equity in loss of affiliate                                     -         9,078
      Changes in assets and liabilities:
        Accounts receivable                                      (1,492)      (25,184)
        Inventory                                                27,456       (13,608)
        Other current assets                                      2,951         2,456
        Accounts payable                                        (25,149)      (20,738)
        Accrued liabilities                                       1,006         3,758
                                                              -----------   -----------
    Net cash provided by (used for) operating activities         12,272       (33,856)
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales and maturities of marketable securities                     -         4,500
    Acquisition of property and equipment, net of disposals     (11,560)      (29,726)
    Other                                                           (88)         (351)
                                                              -----------   -----------
    Net cash used for investing activities                      (11,648)      (25,577)
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                      -        75,000
    Repayment of long-term debt                                 (20,000)            -
    Net repayments from working capital advances                 (6,271)            -
    Proceeds from initial public offering of subsidiary          45,254             -
    Net proceeds from sale of preferred stock and warrants        4,692             -
    Cash dividends paid                                               -        (9,417)
    Repayment of FNOW's bank debt                                     -       (50,009)
    Proceeds from exercise of stock options                       1,981         2,990
    Proceeds from employee stock purchase plan                      247             -
    Reduction in capital lease obligations                       (2,322)          (82)
                                                              -----------   -----------
    Net cash provided by financing activities                    23,581        18,482
                                                              -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             24,205       (40,951)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 34,618        69,027
                                                              -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  58,823     $  28,076
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


(2)     Acquisition of Businesses
        -------------------------
On August 17, 1995, the Company acquired The Future Now, Inc. ("FNOW") by issuing 2,952,282 shares of its Common Stock (valued at $36,534, excluding acquisition-related costs of approximately $1,700) in exchange for all of the remaining shares (approximately 69%) of FNOW Common Stock not previously owned by the Company. The acquisition was accounted for using the purchase method and, accordingly, the operating results of FNOW have been included in the consolidated operating results since the date of acquisition.

Unaudited pro forma results of operations of the Company for the three and nine months ended October 28, 1995, assuming the FNOW acquisition was consummated on January 29, 1995, are as follows:

                        Three months                Nine months
                            ended                      ended
                       October 28, 1995          October 28, 1995
                       ----------------          ----------------
     Revenues             $ 949,775                 $2,769,567
     Net loss               (17,040)                   (25,242)
     Loss per share           (0.46)                     (0.72)

Pro forma financial information presented above is not necessarily indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the period presented or of future results of operations of the combined companies.

On October 23, 1996, the Company issued 807,415 shares of its Common Stock in exchange for all of the common stock of E-C Computer Technical Services, Inc. ("E-C"), a computer reseller. The merger has been accounted for as a pooling of interests and accordingly, the Company's consolidated financial statements for the nine months ended November 2, 1996 have been restated to include the accounts and operations of E-C. The merger with E-C did not have a material effect on the Company's results of operations or financial position. Therefore, the prior year's Consolidated Balance Sheet and Statements of Operations and Cash Flows have not been restated.


(3)     Branch Closure Costs
        --------------------
During the quarter ended November 2, 1996, the Company closed the Direct hardware sales portion of five branch locations. Four of these branches were acquired from FNOW in December 1994 and one was acquired from FNOW in August 1995 when the Company purchased the remaining 69% of FNOW. As a result of these closures, the Company recorded an $8 million charge relating to the allocable portion of goodwill for these locations. In addition to the goodwill write-down, the Company also recorded a charge of approximately $1.8 million to reflect the write-off of property and equipment and remaining lease obligations related to these branches.


(4)     Impairment Losses
        -----------------
During the quarter ended November 2, 1996, a decision to adopt open-sourcing was made by two of the Company's largest vendors. These vendors' products have represented approximately 31% to 40% of the Company's revenues during the last several years. Under open-sourcing, franchisees and other resellers are no longer required to purchase product exclusively from the Company. This change and a trend of declining sales, gross margins, earnings and cash flows in the Indirect Business caused the Company to undertake a review of its long-lived assets in this business unit. As a result of this review, which was based on estimated future cash flows of the business, it was determined that certain assets were impaired. The Company determined that the carrying value of its goodwill relative to the Indirect Business will not be recovered from future operations.
Accordingly, this goodwill, amounting to approximately $55.5 million, was written-off as of November 2, 1996. This goodwill was recorded in 1988 and 1989 with the acquisitions of Entre Computer Centers, Inc. ("Entre") and Connecting Point of America, Inc. ("CPA"), respectively. Both Entre and CPA had substantial franchise operations when they were acquired.

Also, as a result of this review it was determined that certain technology investments will not be fully recovered from estimated future cash flows. The Company's configuration software, primarily consisting of licenses purchased from a third party in 1994 for the use of this system, was written down to its estimated recoverable value. This write-down, approximating $6 million, was due to a continuing trend of expenses exceeding revenues in this portion of the business and the introduction of competitive technology available through the use of the Internet.


(5)     Third Quarter of Fiscal 1996 Charges
        ------------------------------------
During the quarter ended November 2, 1996, the Company recorded charges totaling approximately $21.7 million. Approximately $15.7 million of these charges were recorded as cost of sales and relate to the following. During the quarter ended November 2, 1996, a major customer of the Direct Business' rental program announced the adoption of a new technology platform resulting in the reassessment by the Company of the estimated future revenue stream under this program. This resulted in an estimated shortfall in future rental revenue compared to the Company's future related lease obligations of approximately $8 million. In addition, the Company provided for changes in estimates for inventory reserves ($3.2 million) and vendor payables and receivable issues ($4.5 million) in the Direct Business. Charges recorded as selling, general and administrative expenses consist of reserves for certain accounts receivable in the Indirect Business ($2.2 million) and write-offs for unutilized property and equipment and miscellaneous accruals totaling approximately $3.8 million.


(6)     Credit Facilities
        -----------------
In April 1996, the Company's $270 million financing agreement was replaced by a new financing agreement, as amended, which has an eighteen month term and is renewable thereafter for successive six-month periods with the consent of the lender and allows for total borrowings of up to $225 million, subject to a borrowing base formula. A portion of this facility is classified as long-term with a due date of April 5, 1998. The remaining portion of the facility can be used for inventory financing, equipment financing and working capital purposes. On November 1, 1996, the interest rate for the short and long-term portions of this agreement was lowered to prime plus 0.875% and prime plus 1.5%, respectively. This facility also imposes certain financial covenants relating to working capital, tangible net worth, long-term debt to tangible net worth and fixed charge coverage. The Company has obtained a waiver for non-compliance with one of these covenants as of November 2, 1996. During the quarter ended November 2, 1996, the Company reduced its long-term borrowing under this facility to $55 million.


(7)     Initial Public Offering of XLConnect Solutions, Inc.
        ----------------------------------------------------
On October 17, 1996, XLConnect Solutions, Inc. ("XLConnect"), formerly a wholly-owned subsidiary, completed an initial public offering of 3,330,000 shares of its common stock at $15 per share, raising approximately $45.3 million, net of offering costs. As a result of this offering, the Company now owns 80.0% of XLConnect. The net proceeds were primarily used by XLConnect to repay intercompany obligations to the Company. The Company repaid $20 million of its long-term debt and used the remainder for working capital purposes.


(8)     Preferred Stock
        ---------------
On October 16, 1996, the Company sold 5,000 shares of its Series B Convertible Preferred Stock ("Preferred Stock") and warrants to purchase 225,000 shares of its Common Stock in a private placement for $5 million (approximately $4.7 million, net of fees and expenses). In addition, the investor has agreed, subject to satisfaction of certain conditions including the effectiveness of a registration statement covering the resale of the Common Stock issuable upon the conversion of the Preferred Stock and the exercise of the warrants, to purchase an additional 10,000 shares of Preferred Stock and warrants to purchase 225,000 shares of Common Stock, for $10 million. Assuming the sale of the additional shares of Preferred Stock and warrants (but not assuming any exercise of the warrants), the net proceeds to the Company from the private placement will be approximately $14.3 million after fees and expenses.

The Preferred Stock is convertible into Common Stock at the option of the holder at a conversion ratio based on the average trading prices of the Company's Common Stock, but in any event not exceeding $9.175 per share (subject to anti-dilution adjustments), and converts automatically into Common Stock in five years. The warrants sold on October 16, 1996 are exercisable for five years at an exercise price of $11.469 per share. The warrants to be issued in connection with the issuance of the additional 10,000 shares of Preferred Stock will have an exercise price based on the average trading prices of the Company's Common Stock prior to the issuance of the warrants.


(9)       Common Stock Dividends
          ----------------------
In the fourth quarter of fiscal 1995, the Board of Directors suspended the Company's quarterly dividend. There is no assurance that the quarterly dividend will be resumed. Any resumption will depend upon the Company's financial performance, capital requirements, financial condition and other relevant factors.

On October 26, 1995, the Board of Directors declared a $0.10 per share cash dividend to shareholders of record on November 15, 1995, which was paid on December 1, 1995.

On July 27, 1995, the Board of Directors declared a $0.10 per share cash dividend to shareholders of record on August 15, 1995, which was paid on September 1, 1995.


(10)       Supplemental Cash Flow Information
           ----------------------------------
Cash payments during the nine-month periods ended November 2, 1996 and October 28, 1995 included interest of $14,081 and $2,046, respectively, and income taxes of $155 and $2,633, respectively.

During the quarter ended November 2, 1996, the Company entered into capital leases totaling $496 for computer equipment and services.


(11)       Contingencies
           -------------
In December 1994, several class action lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania against the Company and certain directors and officers. On February 13, 1996, the Court certified the class for these lawsuits as purchasers of Common Stock from January 29, 1991 through December 5, 1994. These lawsuits have been consolidated with a class action lawsuit filed several years ago against the Company, certain directors and officers, and the Company's auditors in the United States District Court for the Eastern District of Pennsylvania.
 A derivative lawsuit was also filed in December 1994 in the Court of Common Pleas of Philadelphia County against the Company and certain of its directors and officers. These lawsuits allege violations of certain disclosure and related provisions of the federal securities laws and breach of fiduciary duties, including allegations relating to the Company's practices regarding vendor marketing funds, and seek damages in unspecified amounts as well as other monetary and equitable relief. In addition, the Company is subject to a Securities and Exchange Commission investigation. The Company believes that all such allegations and lawsuits are without merit and is defending against them vigorously. While management of the Company, based on its investigation of these matters and consultations with counsel, believes resolution of these matters will not have a material adverse effect on the Company's financial position, the ultimate outcome of these matters cannot presently be determined.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
The following table shows revenues by division for the indicated periods (in millions).


                                 Quarter ended               Nine months ended
                             November 2,  October 28,    November 2,    October 28,
                                1996          1995          1996           1995
                             -----------  -----------    -----------   ------------
Indirect Business            $       798  $       863    $     2,406   $      2,537
Direct Business                      194          180            616            260
Intercompany eliminations *         (130)         (99)          (409)          (144)
                             -----------  -----------    -----------   ------------
Total revenues               $       862  $       944    $     2,613   $      2,653
                             ===========  ===========    ===========   ============

* Intercompany eliminations consist primarily of sales from the Indirect Business to the Direct Business.

Revenues decreased 9% for the quarter ended November 2, 1996 ("Q3 1996") compared to the quarter ended October 28, 1995 ("Q3 1995"). The decrease in revenues from Q3 1995 to Q3 1996 was primarily due to less revenues generated by the Company's Indirect Business (sales to resellers), offset in part by increased revenues generated by the Company's Direct Business (the former operations of FNOW), which includes hardware sales and services to end users. Revenues for the nine months ended November 2, 1996 decreased slightly from the nine months ended October 28, 1995. The decrease in revenues from the Indirect Business for the periods presented was due primarily to certain manufacturers' products being constrained in 1996 and decreased sales to existing resellers as a result of open-sourcing and continued consolidation in the reseller channel. The inclusion of the Direct Business for all three quarters in fiscal 1996 compared to only ten weeks in fiscal 1995 was the primary reason for the increase in revenues in the Direct Business.

The following table shows gross margin as a percent of revenues by division for the indicated periods.


                                                                 Nine months ended
                                                            November 2,     October 28,
                                 Q3 1996       Q3 1995         1996             1995
                                ---------     ---------     -----------     -----------
Indirect Business                  2.6%          3.5%           2.7%            3.3%
Direct Business                    5.0          10.0            9.2            11.5
                                ---------     ---------     -----------     -----------
Total gross margin percent         3.5%          5.1%           4.7%            4.3%
                                =========     =========     ==========      ===========

The decrease in gross margin percent for the Direct Business for Q3 1996 and the nine months ended November 2, 1996 compared to the same periods last year was primarily due to approximately $15.7 million of charges recorded in Q3 1996. During Q3 1996, a major customer of the Direct Business' rental program announced the adoption of a new technology platform resulting in the reassessment by the Company of the estimated future revenue stream under this program. This resulted in an estimated shortfall in future rental revenue compared to the Company's future related lease obligations of approximately $8 million. In addition, charges for changes in estimates for inventory reserves ($3.2 million) and vendor payables and receivable issues ($4.5 million) in the Direct Business were also recorded. Excluding these charges, the gross margin percent for the Direct Business for Q3 1996 and the nine months ended November 2, 1996 would have been 13.1% and 11.8%, respectively, reflecting an increase in revenues from the services sector (XLConnect) of the Direct Business, which generates a higher gross margin percent. In the Indirect Business, increased freight and configuration costs and continued competitive pressures were primarily responsible for the decline in gross margin percent for Q3 1996 and the nine months ended November 2, 1996 compared to the same periods last year. Exclusive of the charges recorded in Q3 1996, consolidated gross margin percent would have been 5.3% for Q3 1996 and the nine months ended November 2, 1996. These changes from the comparable periods of the prior year were primarily attributable to the higher proportion of total revenues generated by the Direct Business, resulting from the inclusion of the Direct Business, which realizes a higher gross margin percent, for all three quarters in the current fiscal year, partially offset by continued competitive pricing pressures in both the Indirect and Direct Businesses. Competitive pressures and their impact on margins are expected to continue in the future.

Selling, general and administrative expenses decreased to $52.8 million (6.1% of revenues) for Q3 1996 from $55.4 million (5.9% of revenues) for Q3 1995. In Q3 1995, charges of approximately $15 million were incurred, consisting primarily of severance costs in connection with a reduction in the Company's workforce and a charge related to certain management information systems projects. In Q3 1996, charges of approximately $6.0 million were recorded consisting of reserves for certain account receivable in the Indirect Business ($2.2 million) and unutilized property and equipment and miscellaneous accruals. Excluding the charges, selling, general and administrative expenses would have been approximately $46.8 million in Q3 1996 compared to approximately $40.4 million in Q3 1995, primarily as a result of higher support costs required in the Direct Business, which was included for the full quarter in Q3 1996 compared to only ten weeks in Q3 1995.

For the nine months ended November 2, 1996, selling, general and administrative expenses increased to $138.3 million (5.3% of revenues) compared to $112.5 million (4.2% of revenues) for the same period last year. After considering the charges booked in both Q3 1996 and Q3 1995 discussed above, the primary reasons for the change were the inclusion of operating costs for the Direct Business for the full nine months of fiscal 1996 compared to only ten weeks in fiscal 1995 and increased depreciation in the Indirect Business related to the implementation of certain management information systems, offset by the savings realized as a result of the workforce reductions which took place in Q3 1995. Depreciation expense in the Indirect Business was $9.3 million for the nine months ended November 2, 1996 compared to $6.3 million for the nine months ended October 28, 1995. It is anticipated that the workforce reductions and other cost control measures implemented by the Company will somewhat mitigate the higher selling, general and administrative costs required to support the operations of the Direct Business.

During the quarter ended November 2, 1996, the Company closed the Direct hardware sales portion of five branch locations. Four of these branches were acquired from FNOW in December 1994 and one was acquired from FNOW in August 1995 when the Company purchased the remaining 69% of FNOW. As a result of these closures, the Company recorded an $8 million charge relating to the allocable portion of goodwill for these locations. In addition to the goodwill write-down, the Company also recorded a charge of approximately $1.8 million to reflect the write-off of property and equipment and remaining lease obligations related to these branches.

During the quarter ended November 2, 1996, a decision to adopt open-sourcing was made by two of the Company's largest vendors. These vendors' products have represented approximately 31% to 40% of the Company's revenues during the last several years. Under open-sourcing, franchisees and other resellers are no longer required to purchase product exclusively from the Company. This change and a trend of declining sales, gross margins, earnings and cash flows in the Indirect Business caused the Company to undertake a review of its long-lived assets in this business unit. As a result of this review, which was based on estimated future cash flows of the business, it was determined that certain assets were impaired. The Company determined that the carrying value of its goodwill relative to the Indirect Business will not be recovered from future operations.
Accordingly, this goodwill, amounting to approximately $55.5 million, was written-off as of November 2, 1996. This goodwill was recorded in 1988 and 1989 with the acquisitions of Entre Computer Centers, Inc. ("Entre") and Connecting Point of America, Inc. ("CPA"), respectively. Both Entre and CPA had substantial franchise operations when they were acquired.

Also, as a result of this review it was determined that certain technology investments will not be fully recovered from estimated future cash flows. The Company's configuration software, primarily consisting of licenses purchased from a third party in 1994 for the use of this system, was written down to its estimated recoverable value. This write-down, approximating $6 million, was due to a continuing trend of expenses exceeding revenues in this portion of the business and the introduction of competitive technology available through the use of the Internet.

Amortization of intangibles increased for both the quarter and nine months ended November 2, 1996 compared to the same periods last year due to goodwill related to the acquisition of the Direct Business.

Investment and other income (expense) declined for the quarter and nine months ended November 2, 1996 compared to the same periods last year. This decline is primarily attributable to the use of available cash during fiscal 1995 for the payment of cash dividends, capital expenditures and the repayment of FNOW's bank and finance company debt following the acquisition in August 1995. Interest expense increased for the quarter and nine months ended November 2, 1996 as a result of the Company's more frequent use of its available financing arrangements for inventory financing and working capital purposes, higher average borrowing rates and the addition of $75 million of long-term debt in October 1995.

The Company's effective tax rate was a 6.1% benefit for Q3 1996 compared to a 32.7% benefit for Q3 1995. For the nine months ended November 2, 1996, the effective tax rate was a 6.2% benefit compared to a 12.6% benefit for the same period last year. The effect of the non-deductible write-down of goodwill and goodwill amortization on the pre-tax loss and the recording of a reserve against the tax benefit of the charges recorded in the Direct Business in the current year were the primary reasons for the differences in the effective tax rate.

Liquidity and Capital Resources
-------------------------------
The Company has financed its growth to date from stock offerings, bank and subordinated borrowings, inventory financing and internally generated funds. The principal uses of its cash have been to fund its accounts receivable and inventory, make acquisitions, repurchase common stock, make investments in systems technology and pay cash dividends.

During the nine months ended November 2, 1996, the Company's operating activities generated $12.3 million in cash primarily due to a reduction in inventory in both the Indirect and Direct Businesses. At November 2, 1996, the Company had cash and cash equivalents totaling $58.8 million ($34.6 million at February 3, 1996). Working capital totaled $49.8 million at November 2, 1996 compared to $25.6 million at February 3, 1996. The Company has a $225 million financing agreement with a finance company, of which approximately $21.5 million was available at November 2, 1996 after considering the borrowing base formula, working capital advances and trade payables outstanding to a vendor related to the finance company.

In the fourth quarter of fiscal 1995, the Board of Directors suspended the Company's quarterly dividend. There is no assurance that the quarterly dividend will be resumed. Any resumption will depend upon the Company's financial performance, capital requirements, financial condition and other relevant factors.

The Board of Directors had previously authorized the repurchase, in open-market transactions, of up to 13.6 million shares of the Company's Common Stock. As of December 12, 1994, the Company had repurchased approximately
8.3 million shares at a cost of approximately $105.7 million and no repurchases have been made since that date. Approximately 3 million of the repurchased shares were reissued in connection with the acquisition of FNOW. The Company currently has no plans to repurchase additional shares of its Common Stock.

On October 16, 1996, the Company sold 5,000 shares of Preferred Stock and warrants to purchase 225,000 shares of its Common Stock in a private placement for $5 million (approximately $4.7 million, net of fees and expenses). In addition, the investor has agreed, subject to satisfaction of certain conditions including the effectiveness of a registration statement covering the resale of the Common Stock issuable upon the conversion of the Preferred Stock, to purchase an additional 10,000 shares of Preferred Stock and warrants to purchase 225,000 shares of Common Stock, for $10 million. Assuming the sale of the additional shares of Preferred Stock and warrants (but not assuming any exercise of the warrants), the net proceeds to the Company from the private placement will be approximately $14.3 million after fees and expenses.

On October 17, 1996, XLConnect completed an initial public offering of 3,330,000 shares of its common stock at $15 per share, raising approximately $45.3 million, net of offering costs. As a result of this offering, the Company now owns 80.0% of XLConnect. The net proceeds were primarily used by XLConnect to repay intercompany obligations to the Company. The Company repaid $20 million of its long-term debt and used the remainder for working capital purposes.

Based on the Company's current level of operations and capital expenditures requirements, management believes that the Company's cash, internally-generated funds and available financing arrangements and opportunities will be sufficient to meet the Company's cash requirements at least for the next twelve months.

Forward Looking Statements
--------------------------
The matters discussed in this Form 10-Q that are forward looking statements are based on current management expectations that involve risks and uncertainties. Potential risks and uncertainties include, without limitation: the impact of economic conditions generally and in the industry for microcomputer products and services; the potential decline in the level of demand for the Company's products and services; the potential termination or non-renewal of a supply agreement with a major vendor; continued competitive and pricing pressures in the industry; product supply shortages; open sourcing of products from vendors; rapid product improvement and technological change, short product life cycles and resulting obsolescence risks; legal proceedings; and the risk of unavailability of adequate capital or financing.


Inflation and Seasonality
-------------------------
The Company believes that inflation has not had a material impact on its operations or liquidity to date. The Company's financial performance does not exhibit significant seasonality, although certain computer product lines and the Direct business follow a seasonal pattern with peaks occurring near the end of the calendar year.





                         Part II - Other Information

Item 2. Changes in Securities
        ---------------------

B.

On October 16, 1996, the Company issued 5,000 shares of its Series B Convertible Preferred Stock ("Preferred Stock"), stated value $1,000 per share ("Stated Value"). The Preferred Stock ranks prior to the Company's common stock, par value $.01 per share ("Common Stock") and prior to any class or series of capital stock of the Company thereafter created (unless, with the consent of the holders of the Preferred Stock, such class or series of capital stock specifically, by its terms, ranks senior to or on a par with the Preferred Stock). The Series B Preferred Stock will bear no dividends, however, the Preferred Stock is subject to a premium as described below. The holders of the Preferred Stock have no voting power, except as otherwise required by the Pennsylvania Business Corporation Law of 1988, as amended.

The Preferred Stock is convertible into Common Stock at the option of any holder thereof at any time and from time to time (an "Optional
Conversion"), into such number of shares of Common Stock as is determined by dividing (i) the sum of (A) the Stated Value thereof, plus (B) the Premium Amount (as defined below), unless the Company has timely redeemed such Premium Amount in cash as described below, by (ii) the then effective Conversion Price (as defined below). The "Premium Amount" shall be the product of the Stated Value, multiplied by .06, multiplied by a fraction, the numerator of which is "N" and the denominator of which is 365 (where "N" equals the number of days elapsed from the date of issuance of the Preferred Stock to and including the conversion date). The "Conversion Price" shall be the lesser of (i) the average of the closing bid prices for the Common Stock as reported by the Nasdaq National Market ("NASDAQ-NM"), or on the principal securities exchange or other securities market on which the Common Stock is then being traded, for the five consecutive Trading Days (as defined below) ending one Trading Day prior to the Conversion Date (as defined below) , and (ii) $9.175 (subject to equitable adjustments from time to time pursuant to the anti-dilution provisions contained in the Statement With Respect to Shares relating to the Preferred Stock filed with the Pennsylvania Secretary of State (the "Statement")). "Trading Day" shall mean any day on which the Common Stock is traded for any period on NASDAQ-NM, or on the principal securities exchange or other securities market on which the Common Stock is then being traded. Each share of Preferred Stock issued and outstanding on October
15, 2001 automatically shall be converted into shares of Common Stock on such date at the then effective Conversion Price (the "Automatic Conversion").
The Company shall have the right, in its sole discretion, in the event of an Optional Conversion or an Automatic Conversion to redeem all or any portion of the Premium Amount subject to such conversion for a sum of cash equal to the Premium Amount being so redeemed.

Upon any liquidation, dissolution or winding up of the Company, no distribution shall be made to the holders of Common Stock unless prior thereto, the holders of Preferred Stock shall have received the Liquidation Preference with respect to each share of Preferred Stock. The "Liquidation Preference" with respect to a share of Preferred Stock shall be equal to the sum of the Stated Value thereof plus an amount equal to six percent per annum of such Stated Value for the period beginning on the date of issuance of such share and ending on the date of final distribution to the holder thereof. At the option of any holder of Preferred Stock, the sale, conveyance or disposition of all or substantially all of the assets of the Company, the effectuation of a transaction or series of related transactions approved by the Company's Board of Directors through either a resolution of the Board or a redemption of rights granted under the Rights Agreement dated as of March 22, 1996 by and between the Company and Chemical Mellon Shareholder Services L.L.C. or any successor agreement in which more than 50% of the voting power of the Company is disposed of, or the consolidation, merger or other business combination of the Company with or into any other person or entity when the Company is not the survivor shall either: (i) be deemed to be a liquidation, dissolution or winding up of the Company; or (ii) give each such holder the right to receive upon conversion of the Preferred Stock, in lieu of the shares of Common Stock immediately theretofore issuable upon conversion, such stock, securities or assets which the holders of Preferred Stock would have been entitled to receive in such transaction had the Preferred Stock been converted in full immediately prior to such transaction.

The Statement contains certain protective provisions and also provides for the Company to pay certain penalties to the holders of Preferred Stock in the event it is unable to, or otherwise does not, perform its obligations as required under the Statement under certain circumstances.

The transaction in which the Preferred Stock was issued is described in the Company's Current Report on Form 8-K dated October 16, 1996 filed with the Securities and Exchange Commission, to which the Statement was filed as an exhibit. The within summary description of the Preferred Stock does not purport to be a complete description of the terms of the Preferred Stock.
A complete description of the rights, preferences, designations and privileges of the Preferred Stock is contained in the Statement, which is incorporated herein by reference.


C.

On October 16, 1996, the Company raised $5,000,000 by the sale of 5,000 shares of Preferred Stock and Warrants to purchase 225,000 shares of its Common
Stock in a private placement. In addition, the investor has agreed, subject to the satisfaction of certain conditions, to purchase an additional 10,000 shares of Preferred Stock and Warrants to purchase 225,000 shares of Common Stock, for $10,000,000. Included among the conditions is the effectiveness of a registration statement to be filed with the Securities and Exchange Commission to register the resale of the Common Stock issuable upon conversion of the Preferred Stock and the exercise of the Warrants. Assuming the sale of the additional shares of Preferred Stock and Warrants (but not assuming any exercise of the Warrants), the net proceeds to the Company from the private placement will be approximately $14,330,000 after deduction of placement fees and transaction expenses. The placement agents in the private placement were Susquehanna Financial Group, Inc. and Janney
Montgomery Scott, Inc.

The conversion, redemption, liquidation and other rights of the holders of Preferred Stock are described above in response to Part II, Item 2(B) of this Report. The Warrants to be issued in connection with the issuance of the additional 10,000 shares of Preferred Stock will have an exercise price based on average trading prices of the Company's Common Stock prior to the issuance of the Warrants.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        The Annual Meeting of Shareholders of the Company was held on August 22, 1996. Shareholders voted on the following item:

        (a) For the Election of Directors:

                                      Term             Votes              Votes        Broker
                Director            Expiration          For              Withheld     Non-Votes
          ---------------------     ----------       ----------          --------     ---------
          Christopher T.G. Fish        1999          30,544,318           336,154         0
          Gregory A. Pratt             1999          30,537,570           342,902         0
          Richard D. Sanford           1999          30,538,238           342,234         0


          Other directors whose term of office as a director continued after the meeting were as follows:

          Barry M. Abelson
          Roger J. Fritz
          Arnold S. Hoffman
          William E. Johnson
          John A. Porter
          William L. Rulon-Miller
          Alex A.C. Wilson  (resigned effective September 12, 1996)


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
       (a)  Exhibits

       * 3. Statement with Respect to Shares of the Company, filed with the Pennsylvania Secretary of State on October 16, 1996. (Exhibit 99.2 to the Company's Current Report on Form 8-K dated October 16, 1996.)

       (b)  Reports on Form 8-K.

            The Company's Report on Form 8-K dated October 16, 1996 reporting, under Item 5, the sale of 5,000 shares of Preferred Stock and Warrants and the initial public offering of shares of common stock of XLConnect Solutions, Inc., a subsidiary of the Company.






____________________________________________________
*  Incorporated by reference

                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           Intelligent Electronics, Inc.



                                           /s/ Thomas J. Coffey
                                           ------------------------------
                                           Thomas J. Coffey
                                           Senior Vice President, Chief
                                           Financial Officer and
                                           Chief Accounting Officer





Date:  December 17, 1996