Form 10-K
period 1997-02-01
INTELLIGENT ELECTRONICS INC
filed 1997-05-02
CIK 814430

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                              FORM 10-K

         (Mark one)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended February 1, 1997
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 8, 1997:

              Common Stock, $.01 Par Value - $102,635,172

	The number of shares outstanding of the issuer's common stock as of April 8, 1997:

               Common Stock, $.01 Par Value - 36,049,641

                  Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for the 1997 Annual
Shareholders' Meeting are incorporated by reference into Items 10, 11, 12 and 13 (Part III) of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. [   ]

                                  PART I

                            Item 1.  BUSINESS

Introduction

Intelligent Electronics, Inc. (the "Company") provides information technology products, services and solutions to network integrators and resellers (the "Network"), through its Reseller Network (the "Indirect Business") and to large and small corporate customers, educational institutions and governmental agencies in the United States, primarily through its branch locations (the "Direct Business"). The Company was founded in 1982 and is a Pennsylvania corporation. In March 1984, the Company commenced the wholesale distribution of microcomputers. On August 17, 1995, the Company exchanged shares of its Common Stock for all of the remaining shares (approximately 69%) of The Future Now, Inc. ("FNOW"), not previously owned by the Company (See Note 3 to the Consolidated Financial Statements). The acquisition of FNOW, a computer sales and services company, expanded the Company's offerings through the addition of a direct hardware sales organization ("XLSource") and a professional services organization providing a wide range of sophisticated customer support and consulting services. The professional services organization was combined with one of the Company's existing subsidiaries to form XLConnect Solutions, Inc., ("XLConnect") which was incorporated in January 1996. On October 17, 1996, XLConnect completed an initial public offering with the Company retaining an 80%-ownership interest (See Note 4 to the Consolidated Financial Statements). The principal products sold, installed and serviced by the Company include microcomputers, workstations, local and wide area network systems, computer software and peripherals and telecommunications equipment. The Company also offers a wide range of sophisticated customer support and consulting services.

The Company's principal executive offices are located at 411 Eagleview Boulevard, Exton, Pennsylvania, 19341, telephone (610)458-5500. As used herein and unless otherwise required by the context, the "Company" shall mean Intelligent Electronics, Inc. and its majority-owned subsidiaries.

The matters discussed in this Form 10-K that are forward-looking statements are based on current management expectations that involve risks and uncertainties. Potential risks and uncertainties include, without limitation: the impact of economic conditions generally and in the industry for microcomputer products and services; the trend of declining sales, gross margins, earnings and cash flows in the Indirect Business; the potential decline generally in the level of demand for the Company's products and services; the potential termination or non-renewal of a supply agreement with a major vendor; continued competitive and pricing pressures in the industry; product supply shortages; open sourcing of products from vendors; rapid product improvement and technological change, short product life cycles and resulting obsolescence risks; legal proceedings; and the risks of unavailability of adequate products, credit, capital or financing. (See 'Management's Discussion and Analysis of Financial Condition' in Item 7 of this Form 10-K.)


Reseller Network (the "Indirect Business")

The Company provides distribution of microcomputers and related equipment to the Network through a business-to-business approach. Specifically, the Company provides product selection, technical support, cost-efficient marketing programs and promotions and configuration. The Company believes that it purchases the majority of the products distributed at the lowest published prices available to it and passes on to the Network a portion of the discount which it receives from vendors. This pricing, together with the Company's service offerings and access to product inventories, generally enables the Network to purchase products from the Company at better terms than they could obtain directly from vendors which allows them to effectively compete in the marketplace.

The Company provides and develops programs to enhance the competitiveness of its Network, such as marketing assistance, programs designed to enhance channel sales, product promotion, pre-shipment configuration, technical support and new product evaluation. Programs designed for specific members of the Network include a nationwide advanced systems program operated under the name "Intelligent Systems Group," which targets end-users with a regional or national presence and focuses primarily on high-end or technically advanced products, the National Service Network, which assists members of the Network in servicing multi-location, regional or national accounts, and the Business Technology Centers program, which assists Network members in positioning themselves in the small-to-medium business market.

The Company also offers financing programs, under which, for a fee, it extends up to thirty days credit to qualified end-users and certain Network members who purchase selected products. Under one such program, the Company, in partnership with Network members, provides products and extends credit directly to end-users who have been approved both by the Company and the Network member. This program frees up the existing credit line of the Network member. Also, certain members of the Network are provided credit in order to facilitate their ability to purchase certain products from the Company and to allow the Company to compete with competitors who offer such credit terms.

Although the Indirect Business has historically generated positive cash flows for the Company, it has experienced a trend of declining sales caused by the Company's inability to retain and attract customers resulting from a number of factors and, accordingly, it is no longer generating positive cash flow. These factors include: fewer product lines offered by the Company compared to its larger competitors; a less favorable allocation of constrained products (which can command a higher gross margin) compared to prior years; increased competition; and continued consolidation in the reseller channel. Additionally, the Indirect Business is no longer able to take advantage of cash incentives offered by vendors due to the limited financial resources available to the Company. As a result, gross margin and product availability have been negatively impacted. Product allocation and cash incentives are used by many vendors as an incentive for early payment.

On April 29, 1997, the Company entered into a definitive agreement with Ingram Micro Inc. ("Ingram") to sell the stock and related assets and liabilities of the Indirect Business for $78 million, subject to reductions depending on the date of closing and also on revenues during the period through closing. The purchase price will be payable in cash and assumption of liabilities, based on the Indirect Business' balance sheet at time of closing. The Company will be required, at closing, to pay to Ingram any amount by which the estimated assumed liabilities exceed the adjusted purchase price and to fund a $10 million escrow for final settle-ment for any purchase price adjustments. The consummation of the transaction is subject to the approval of the Company's shareholders and required government approvals, as well as other customary conditions. It is currently anticipated that the transaction will close during the Company's second quarter of fiscal 1997 or shortly thereafter. However, there can be no assurance that the sale will be completed. The Company expects, on a preliminary basis, that the sale will result in a pre-tax gain of approximately $20 million, subject to reductions depending on the date of closing and revenues during the period of closing. Additionally, Ingram will provide XLSource with its product requirements over an initial term of up to three years.


Network Structure

Most of the relationships between the Company and its Network members are governed by Reseller agreements which are non-binding distribution agreements and which permit the members to purchase certain products from the Company at competitive prices and terms. Certain of the relationships between the Company and its Network are governed by franchise agreements. The franchise agreements generally have an initial term of 10 years which may be renewed for an additional 10 years and provide that the franchisee will have the right to operate a franchise at a specific location as "Todays Computers Business Centers" and "TCBC," or "Entre Computer Centers" or "Connecting Point of America." The Company no longer offers new franchises. Normally, when a franchise agreement expires, the franchisee is offered a Reseller agreement. Franchisees operating under TCBC or Entre marks are subject to certain restrictions against competition following termination. Members of the Network can participate in various supplemental programs offered by the Company and obtain the right to use proprietary service marks of the Company including Intelligent Systems Group ("ISG") and Business Technology Centers ("BTC").

FNOW accounted for approximately 16% of the Company's consolidated revenues during the fiscal year ended January 28, 1995. From January 29,1995 through August 17, 1995, FNOW accounted for approximately 12% of the Company's revenues. The direct hardware portion of FNOW, renamed as XLSource, a wholly-owned subsidiary of the Company, remains a significant member of the Network.


Products

The Company currently markets technology products consisting of microcomputer systems, workstations, networking and telecommunications equipment and software. The Company's product acquisition staff selects products on the basis of overall quality, product image, technological capability, and business applications, as well as the pricing, discount, marketing and rebate programs offered by the manufacturer which enable the Company, and in turn the Network, to benefit from quantity purchasing economies. The Company currently distributes products of approximately 75 vendors, principally Hewlett-Packard Company ("Hewlett-Packard"), COMPAQ Computer Corporation ("COMPAQ"), International Business Machines Corporation ("IBM"), Apple Computer, Inc. ("Apple"), Toshiba America Information Systems, Inc., NEC Technologies, Inc., Microsoft Corporation, 3COM Corporation, Epson America, Inc., and Novell, Inc.

In the past, certain vendors of the Company required resellers to purchase products from only one source. All of the Company's major vendors have changed their policy, allowing either "open sourcing," or "second sourcing" (collectively "open sourcing") which permits resellers to purchase products from more than one source. As a result of open sourcing, competitive pricing pressures throughout the industry have intensified and customer and brand loyalty have been reduced. The Company believes that this change has had and will continue to have an adverse effect on the Indirect Business' (and therefore the Company's) results from operations and its financial position.

The Company's agreements with its major vendors permit it to purchase products from them for sale to Network members which are directly authorized by such vendors to sell products. In some cases, specific products from the major vendors may be sold to Network members who do not have specific authorization from the vendors. The vendor agreements are subject to termination by the vendors without cause on varying notice periods and are subject to periodic renewals or re-authorization by the vendors. The termination or non-renewal of an agreement with a major vendor could have a material adverse effect on the Company.

Under the agreements with vendors, products may be returned to the vendors at restocking fees ranging up to 5%. These agreements also limit the amount of returns to between 5% and 15% of the previous quarter's purchases. Additional return privileges apply to damaged on arrival purchases. The agreements generally provide for price adjustments for specified periods which protect the Company in the event of price reductions by the vendor. The Company administers certain vendors' price adjustment programs for the benefit of the Network. In 1995, the Company instituted a policy allowing members of the Network to return up to 3% of the previous quarter's purchases without a restocking fee. If returns exceed 3%, a restocking fee may be charged.

Products from the following vendors comprised the following percentages of the Company's consolidated revenues during the years ended February 1,1997 ("fiscal 1996"), February 3, 1996 ("fiscal 1995") and January 28, 1995 ("fiscal 1994"):

                          Fiscal     Fiscal     Fiscal
                          1996        1995        1994
     Hewlett-Packard       26%         25%         24%
     COMPAQ                26%         24%         25%
     IBM                   12%         15%         15%
     Apple                  4%          8%         12%

No other vendors' products comprised more than 10% of the Company's consolidated revenues during fiscal 1996, fiscal 1995 or fiscal 1994.


Impairment Losses

During the third quarter of fiscal 1996, a decision to adopt open sourcing was made by two of the Company's largest vendors. These vendors' products have totaled approximately 30% to 36% of the Company's revenues during the past three years. Under open sourcing, franchisees and other resellers are no longer required to purchase product exclusively from the Company. This change and a trend of declining sales, gross margins, earnings and cash flows in the Indirect Business caused the Company to undertake a review of its long-lived assets in this business unit. As a result of this review, which was based on estimated future cash flows of the business, it was determined that certain assets were impaired. The Company determined that the carrying value of its goodwill relative to the Indirect Business would not be recovered from future operations. Accordingly, this goodwill, amounting to approximately $55.5 million, was written-off as of November 2, 1996. This goodwill was recorded in 1988 and 1989 with the acquisitions of Entre Computer Centers, Inc. ("Entre") and Connecting Point of America, Inc. ("CPA"), respectively. Both Entre and CPA had substantial franchise operations when they were acquired.

Also, as a result of this review, the Company determined that certain technology investments would not be fully recovered from estimated future cash flows. The Company's configuration software, primarily consisting of licenses purchased from a third party in 1994 for the use of this system, was written down to its estimated recoverable value. This write-down, approximating $6 million, was due to a continuing trend of expenses exceeding revenues in this portion of the business and the introduction of competitive technology available through the use of the Internet.


XLSource

Through its acquisition of FNOW in August 1995 and five branch locations in December 1994 from FNOW, the Company acquired a direct hardware sales organization, now operating in 21 locations throughout the United States under the name of XLSource. XLSource purchases the majority of its products from the Indirect Business and is an authorized dealer or a reseller for the products of over 80 manufacturers. XLSource, in conjunction with XLConnect (described below), focuses its sales and marketing efforts towards selling computer related products and services to medium-sized businesses, Fortune 1000 corporations, professional firms, and governmental and educational institutions. These customers are relying more on business partners and suppliers to provide a complete solution to their information technology needs, in addition to competitive pricing. Also, many larger customers are outsourcing their information technology needs. In order to meet these complex needs, XLSource supplies the hardware and partners with XLConnect, which provides sophisticated information technology services.

During the third quarter of fiscal 1996, the Company closed the XLSource portion of five branch locations. Four of these branches were acquired from FNOW in December 1994 and one was acquired from FNOW in August 1995. As a result of these closures, the Company recorded an $8 million charge relating to the allocable portion of goodwill for these locations. In addition to the goodwill write-down, the Company also recorded a charge of approximately $1.8 million to reflect the write-off of property and equipment and remaining lease obligations related to these branches.

The Company has closed and is in the process of closing the XLSource branch locations at several other locations as part of the Company's migration to a virtual sales model, which will allow certain XLSource account executives in these markets to work out of their homes. In conjunction with this change, branch support functions were enhanced at the Company's Denver facility. The Company continues to evaluate the individual branch locations of XLSource with the goal of becoming more efficient and to have the ability to hire additional account executives, where needed, without renting office space and increasing overhead costs.

The Company is continuing to explore its strategic alternatives relative to XLSource, including the possible sale of all or a portion of XLSource. There can be no assurances that any such sale will be completed.


XLConnect

Following the acquisition of FNOW, XLConnect was formed by combining the operations of one of the Company's existing subsidiaries with FNOW's professional services organization. XLConnect, an 80%-owned subsidiary of the Company, became a NASDAQ-traded company as a result of its initial public offering on October 17, 1996. On February 6, 1997, the Company announced the planned distribution, conditioned on the receipt of an IRS ruling as to its tax-free nature and customary regulatory and contractual approvals and consents, of all of the shares of common stock of XLConnect owned by the Company (13,325,000 shares) in a spin-off to the Company's shareholders. As a result of the definitive agreement to sell the Company's Indirect Business (See Note 2 to the Consolidated Financial Statements), the Company has been advised that it is unlikely that the spin-off would qualify as a tax-free distribution of stock. Accordingly, the Company does not currently intend to effect the spin-off of XLConnect.

XLConnect offers a wide range of professional services including project and network management, consulting services, enterprise design, training, technology deployment and telecommunications services.

XLConnect focuses on four specific areas, emphasizing total connectivity solutions:

Internetworking Solutions:   The Internetworking group provides network and
communication systems management, local and wide area network design services, web site development, and connectivity consulting.

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

Telecommunication Services: Telecommunication services include data, video and voice transmission services. These services are provided through alliances with several leading telecommunications carriers and Internet service providers.


Competition

Competition in the microcomputer industry is intense, principally in the areas of price, breadth of product line, product availability and technical consulting, support and service. The Company and its Network compete with computer aggregators, distributors, resellers and retailers in the sale of its products and services as well as firms offering information technology implementation consulting services. The Company faces competition from microcomputer manufacturers that sell their products through direct sales forces and from distributors that emphasize mail order and telemarketing.

The Company is subject to competition from other aggregators in recruiting and retaining Network members, as well as competition from distributors in its efforts to sell products to the Network. As previously stated, open sourcing has intensified competitive pricing pressures throughout the industry and specifically has had an adverse effect on the Company. Certain competitors have greater technical, marketing and financial resources than the Company.

XLConnect's competitors in the total connectivity solutions industry include computer resellers, Internet service providers, long-distance carriers, regional Bell operating companies and traditional hardware and software providers. Management believes that the breadth of services offered by XLConnect (and the prices charged) should allow XLConnect to compete effectively for customers. However, XLConnect operates in an emerging industry, which is likely to undergo continuous change, and there can be no assurance that it will be able to achieve and sustain a strong competitive position. Certain competitors have greater technical, marketing and financial resources than XLConnect.


Trademarks and Service Marks

The trademarks or service marks "The Future Now, Inc.," "IE," "IE Intelligent Electronics," "TCBC Todays Computers Business Centers," "Entre," "Entre Computer Center," "Connecting Point," "Intelligent Systems Group," "Intelligent Electronics BTC Business Technology Center," "FAMA," "Intelligent Lease," "The Intelligent Leasing Center," "XLConnect," "XLConnect Solutions," "XLConnect Services," "XLConnect Systems," "XLSource," and the design of the Entre Computer Center logo are in use and (except for the logo) are currently registered or are in the process of registration in the United States Patent and Trademark Office by the Company. Although the marks may not be registered with any states, the Company claims common law rights to the marks based on adoption and use.
To the Company's knowledge, there are no pending interference, opposition or cancellation proceedings, or litigation, threatened or claimed, with respect to the marks in any jurisdiction. The Company holds no patents. Management believes that the Company's marks are valuable; however, the loss of use of any of the marks would not have a material adverse effect on the Company's business.


Government Regulation

Although the Company no longer offers new franchises, it is subject to a substantial number of United States and state laws regulating franchise operations for existing franchise agreements. In certain states, there are substantive laws or regulations affecting the relationship between the Company and the franchisees, especially in the area of termination of the franchise agreement. The Company has also registered with various regulatory agencies with respect to its sale of telecommunications services. The Company believes it is currently and has been in the past in substantial compliance with all such regulations.




Executive Officers of the Company

	The executive officers of the Company are as follows:

     Name                        Age         Position

     Richard D. Sanford          53          Chairman of the Board and
                                             Chief Executive Officer

     Michael A. Norris           46          President; Chief Executive
                                             Officer of the Reseller
                                             Network

     Timothy D. Cook             36          Senior Vice President

     Thomas J. Coffey            44          Senior Vice President, Chief
                                             Financial Officer and
                                             Treasurer

Richard D. Sanford has been the Company's Chairman and Chief Executive Officer since he founded the Company in May 1982. Mr. Sanford was named President of the Company in April 1996, a position which he relinquished when Mr. Norris joined the Company in August 1996.

Michael A. Norris joined the Company in August 1996 as President of the Company and Chief Executive Officer of its Reseller Network. Prior to joining the Company, Mr. Norris held various executive positions at Compaq Computer Corporation since July 1992, the most recent as Vice President of North American Sales. Prior to that, Mr. Norris held the position of Executive Vice President for Murata Business Systems from 1988 through July 1992.

Timothy D. Cook joined the Company as Senior Vice President in October 1994. Prior to joining the Company, Mr. Cook held various positions at IBM since 1983, including Director of Brand Management and Site Services, and Director of North American Fulfillment for the IBM PC Company.

Thomas J. Coffey joined the Company as Vice President and Chief Financial Officer in July 1995. On April 1, 1996, Mr. Coffey was named Senior Vice President and in May 1996, Mr. Coffey was named Treasurer of the Company. Prior to joining the Company, Mr. Coffey was a partner in the international accounting firm of KPMG Peat Marwick which position he held since 1985.


Employees

As of February 1, 1997, the Company had 2,849 full-time employees. No employee is represented by a labor union and the Company believes that its employee relations are good.


                           Item 2.  PROPERTY

The Company currently distributes products from two leased facilities in the United States. One distribution center is located in approximately 488,000 square feet of space in Memphis, Tennessee, under a lease which expires in February 2005. The other distribution center is located in Denver, Colorado in approximately 200,000 square feet of space under a lease expiring in August 1997.

The Company leases approximately 31,000 square feet in Exton, Pennsylvania, primarily for its principal executive offices with a lease term expiring in December 1997 and approximately 130,000 square feet in the Denver, Colorado area, primarily for its Indirect Business offices, under a lease expiring in December 2001. In addition, the Company leases facilities for the XLConnect and XLSource branch locations expiring at various dates between 1997 and 2007. The Company believes that its facilities are adequate for its present needs.


                      Item 3.  LEGAL PROCEEDINGS

In December 1994, several class action lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania (Civil Action Nos. 94-3753, 94-CV-7410, 94-CV-7388, and 94-CV-7405) against the
Company and certain directors and officers; these lawsuits were consolidated with a class action lawsuit filed in 1992 against the Company, certain directors and officers, and the Company's auditor's in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 92-CV-1905). A derivative lawsuit was also filed in December 1994 in the Court of Common Pleas of Philadelphia County (No. 803) against the Company and certain of its directors and officers. These lawsuits alleged violations of certain disclosure and related provisions of the federal securities laws and breach of fiduciary duties, including allegations relating to the Company's practices regarding vendor marketing funds, and sought damages in unspecified amounts as well as other monetary and equitable relief. The Company has reached a tentative settlement of the class and derivative actions, without admitting any liability, under which the class and derivative plaintiffs will receive a total of $10 million.
Of the $10 million, the Company will be contributing $3.8 million and the balance will be funded by insurance. The settlements are subject to court approval. Management cannot predict when the final settlements will be approved.

In addition, the Company is involved in various litigation and arbitration matters in the ordinary course of business. The Company believes that it has meritorious defenses in and is vigorously defending against all such matters. Management believes the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.




       Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                  PART II

           Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                    AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over-the-counter in the NASDAQ National Market System (symbol INEL). As of March 31, 1997, there were 1,163 shareholders of record.

Set forth below is the range of the high and low sale prices for the Company's Common Stock as reported by NASDAQ during each fiscal quarter within the two most recent fiscal years:

        Quarter ended          High          Low
     -------------------    ---------     --------
     February 1, 1997       $   9 1/8     $  3 3/4
     November 2, 1996       $ 10 3/4      $  5 3/4
     August 3, 1996         $ 11 1/2      $  5
     May 4, 1996            $   9 7/8     $  3 1/2
     February 3, 1996       $   8 1/4     $  4 1/2
     October 28, 1995       $ 13 5/8      $  7 1/4
     July 29, 1995          $ 14 1/2      $  8 5/8
     April 29, 1995         $ 10 1/2      $  9

The Company instituted a quarterly dividend of $0.08 per share on Common Stock in the second quarter of the year ended January 29, 1994 ("fiscal 1993"). On June 1, 1993, the Company paid a one-time special cash dividend of $2.00 per share on Common Stock. In the second quarter of fiscal 1994, the quarterly dividend was increased to $0.10 per share on Common Stock.
In the fourth quarter of fiscal 1995, the quarterly dividend on Common Stock was suspended. It is unlikely that the quarterly dividend on Common Stock will be resumed.


RECENT SALE OF UNREGISTERED SECURITIES

In October 1996, the Company issued 807,415 shares of Common Stock to four individuals in connection with their sale to the Company of E-C Computer Technical Services, Inc.("E-C"), a Houston, Texas computer reseller. In connection with the acquisition, two of the sellers were employed by the Company to manage the acquired business and received options to purchase a total of 90,000 shares of Common Stock under the Company's 1995 Long-Term Incentive Plan.

In December 1996, the Company issued 412,737 shares of Common Stock to four individuals in connection with their sale to the Company of RCK Computers, Inc.("RCK"), a Waco, Texas computer reseller. In connection with the acquisition, three of the sellers were employed by the Company to manage the acquired business.

The sale of the shares of Common Stock in the two acquisitions was exempt from the registration provisions of the Securities Act (the "Act") pursuant to Section 4 (2) of the Act for transactions not involving a public offering, based on the fact that the shares were issued to a limited number of accredited investors who had access to financial and other relevant data concerning the Company, its financial condition, business and assets. In accordance with the acquisition agreements, the Company has filed a registration statement with the Securities and Exchange Commission which registers the resale of the shares of Common Stock by the sellers.



                        Item 6.  SELECTED FINANCIAL DATA

	STATEMENT OF OPERATIONS DATA(1) for fiscal 1996, fiscal 1995, fiscal 1994,
fiscal 1993 and for the year ended January 30, 1993 ("fiscal 1992")    (in
thousands, except per share data)


                                                 Fiscal       Fiscal       Fiscal       Fiscal       Fiscal
                                                  1996         1995         1994         1993         1992
                                               -----------  -----------  -----------  -----------  -----------
Revenues                                       $ 3,346,557  $ 3,588,099  $ 3,208,083  $ 2,646,102  $ 2,016,686


Income (loss) applicable to common shareholders   (104,174)     (19,488)       8,060       41,117       22,134

Income (loss) per common share
applicable to common shareholders                  $ (2.98)      $(0.59)      $ 0.23       $ 1.13       $ 0.58

 Cash dividends declared per
  share of Common Stock                                 --       $ 0.30       $ 0.38       $ 2.24           --


BALANCE SHEET DATA

                                                   Fiscal       Fiscal       Fiscal       Fiscal       Fiscal
                                                    1996         1995         1994         1993         1992
                                                 -----------  -----------  -----------  -----------  -----------

 Total assets                                     $ 699,081    $ 839,349    $ 670,774    $ 577,011    $ 630,332

 Long-term debt                                       3,496       80,025           --           --           97

 Total shareholders' equity                         135,471      178,036      167,484      218,850      280,527


(1) See Note 3 to the Consolidated Financial Statements for information regarding the acquisition of The Future Now, Inc. on August 17, 1995.

      Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Fiscal 1996 Compared to Fiscal 1995

The Company incurred an operating loss of $98.0 million for fiscal 1996 compared to an operating loss of $5.5 million for fiscal 1995. The most significant items affecting fiscal 1996 were impairment losses of $61.6 million (See Note 7 to the Consolidated Financial Statements), branch closure costs of $9.8 million (See Note 8), and other charges in the third quarter of fiscal 1996 totaling $21.7 million (See Note 9), which consisted of charges to cost of goods sold of $15.7 million, the establishment of reserves for certain accounts receivable of $2.2 million, and write-offs for unutilized property and equipment and miscellaneous accruals totaling $3.8 million.

The following table shows revenues and gross margins as a percentage of revenues, by business segment, for fiscal 1996 and fiscal 1995 (dollars in millions).

                                 Fiscal 1996             Fiscal 1995
                              -------------------     -------------------
                                           Gross                   Gross
                              Revenues     Margin     Revenues     Margin
                              --------     ------     --------     ------
Indirect Business             $  3,086      2.6%      $  3,399      3.1%
Direct Business                    780      9.6%           469     11.2%
Intercompany eliminations *       (519)      --           (280)      --
                              --------     ------     --------     ------
Totals                        $  3,347      4.7%      $  3,588      4.3%
                              ========     ======     ========     ======

* Intercompany eliminations consist primarily of sales from the Indirect Business to the Direct Business.

Revenues in the Indirect Business declined 9.2% in fiscal 1996 compared to fiscal 1995 as a result of continued competitive pressures throughout the industry primarily due to open sourcing and an additional week of sales in fiscal 1995 due to the Company's 52-53 week fiscal year. The Indirect Business has experienced a trend of declining sales in recent quarters caused by the Company's inability to retain and attract customers resulting from a number of factors. These factors include: fewer product lines offered by the Company compared to its larger competitors; a less favorable allocation of constrained products (which can command a higher gross margin) in fiscal 1996 compared to fiscal 1995; increased competition;
and continued consolidation in the reseller channel.

The increase in revenues by the Direct Business is due to the inclusion of its operating results for the full year in fiscal 1996 compared to only 24 weeks in fiscal 1995.

Gross profit as a percentage of revenues in the Indirect Business was 2.6% in fiscal 1996 compared to 3.1% in fiscal 1995. Exclusive of special inventory-related charges recorded in fiscal 1995 of approximately $10 million, gross margin percent in fiscal 1995 would have been 3.3%. The decrease in the gross profit percentage was due primarily to a less favorable allocation of constrained products, continued competitive pressures in the industry, increased freight and configuration costs, and the inability to take advantage of purchasing and prepayment discounts due to the Company's limited financial resources.

The decrease in gross margin percent for the Direct Business in fiscal 1996 compared to fiscal 1995 was primarily due to approximately $15.7 million of charges recorded in fiscal 1996. During fiscal 1996, a major customer of the Direct Business' rental program announced the adoption of a new technology platform resulting in the reassessment by the Company of the estimated future revenue stream under this program. This resulted in an estimated shortfall, of approximately $8 million, in future rental revenue compared to the Company's future related lease obligations. In addition, charges for changes in estimates for inventory reserves ($3.2 million) and vendor payables and receivable issues ($4.5 million) in the Direct Business were also recorded. Excluding these charges, the gross margin percent for the Direct Business for fiscal 1996 would have been 11.6%, reflecting an increase in revenues from the services sector (XLConnect) of the Direct Business, which generates a higher gross margin percent. Competitive pressures and their impact on margins are expected to continue in the future.

Selling, general and administrative ("SG&A") expenses increased to $174.2 million (5.2% of revenues) in fiscal 1996 compared to $154.4 million (4.3% of revenues) in fiscal 1995. Fiscal 1996 includes the establishment of reserves for certain accounts receivable in the Indirect Business of $2.2 million and write-offs for unutilized property and equipment and miscellaneous accruals totaling approximately $3.8 million. Fiscal 1995 includes charges of approximately $14 million consisting primarily of severance costs in connection with a reduction in the Company's workforce and a charge related to certain management information systems projects reevaluated and realigned following the acquisition of FNOW. After the elimination of these items, SG&A increased approximately $28 million. This increase is primarily due to an increase of approximately $39 million in the Direct Business' SG&A and an increase of $3.1 million in depreciation in the Indirect Business, partially offset by savings realized as a result of the workforce reductions which took place in fiscal 1995. The increase of the Direct Business SG&A is due to the inclusion of operating costs for the full year in fiscal 1996 compared to only 24 weeks in fiscal 1995. The increase in depreciation in the Indirect Business is related to the implementation and enhancement of certain management information systems. It is anticipated that the workforce reductions and other cost control measures and processes implemented by the Company will somewhat mitigate the higher selling, general and administrative costs required to support the operations of the Direct Business.

During the third quarter of fiscal 1996, the Company closed the XLSource portion of five branch locations. Four of these branches were acquired from FNOW in December 1994 and one was acquired from FNOW in August 1995. As a result of these closures, the Company recorded an $8 million charge relating to the allocable portion of goodwill for these locations. In addition to the goodwill write-down, the Company also recorded a charge of approximately $1.8 million to reflect the write-off of property and equipment and remaining lease obligations related to these branches.

During the third quarter of fiscal 1996, a decision to adopt open sourcing was made by two of the Company's largest vendors. These vendors' products have totaled approximately 30% to 36% of the Company's revenues during the past three years. Under open sourcing, franchisees and other resellers are no longer required to purchase product exclusively from the Company. This change and a trend of declining sales, gross margins, earnings and cash flows in the Indirect Business caused the Company to undertake a review of its long-lived assets in this business unit. As a result of this review, which was based on estimated future cash flows of the business, it was determined that certain assets were impaired. The Company determined that the carrying value of its goodwill relative to the Indirect Business would not be recovered from future operations. Accordingly, this goodwill, amounting to approximately $55.5 million, was written-off as of November 2, 1996. This goodwill was recorded in 1988 and 1989 with the acquisitions of Entre Computer Centers, Inc. ("Entre") and Connecting Point of America, Inc. ("CPA"), respectively. Both Entre and CPA had substantial franchise operations when they were acquired.

Also, as a result of this review, the Company determined that certain technology investments would not be fully recovered from estimated future cash flows. The Company's configuration software, primarily consisting of licenses purchased from a third party in 1994 for the use of this system, was written down to its estimated recoverable value. This write-down, approximating $6 million, was due to a continuing trend of expenses exceeding revenues in this portion of the business and the introduction of competitive technology available through the use of the Internet.

Amortization of intangibles increased in fiscal 1996 compared to fiscal 1995 due to a full year of goodwill amortization associated with the FNOW acquisition, offset in part by the write-off of goodwill in the Indirect Business discussed above.

Investment and other income (expense) declined in fiscal 1996 compared to fiscal 1995 primarily due to the use of available cash during fiscal 1995 for the payment of cash dividends, capital expenditures and the repayment of FNOW's bank and finance company debt following the acquisition in August 1995. Interest expense increased in fiscal 1996 compared to fiscal 1995 as a result of the Company's more frequent use of its available financing arrangements for inventory financing and working capital purposes, higher average borrowing rates and the addition of $75 million of long-term debt in October 1995. The long-term debt was reduced to $55 million in October 1996.

The Company's effective tax rate for fiscal 1996 was a 5.9% benefit compared to a 14.2% benefit for fiscal 1995. The decrease in the effective tax rate was due primarily to the increase in the valuation allowance for deferred tax assets.


Fiscal 1995 Compared to Fiscal 1994

Revenues for fiscal 1995 increased approximately 12% compared to fiscal 1994. This increase was primarily due to the revenues generated by the branch locations acquired from FNOW in December 1994 and the acquisition of the remainder of FNOW in August 1995, the addition of new network integrators, an additional week of sales in fiscal 1995 due to the Company's 52-53 week fiscal year, and industry growth.

Gross profit as a percentage of revenues increased from 4.1% in fiscal 1994 to 4.3% in fiscal 1995. This increase was primarily due to the higher gross margin percent realized by the FNOW locations which sell directly to end-users, partially offset by continued competitive pricing pressures throughout the industry and special inventory-related charges of approximately $10 million recorded in the second quarter of fiscal 1995 which represented estimates of inventory obsolescence, damaged merchandise and inventory losses.

Selling, general and administrative expenses increased to $154.4 million (4.3% of revenues) in fiscal 1995 compared to $96.2 million (3.0% of revenues) in fiscal 1994. During fiscal 1995, the Company incurred charges of approximately $14 million (as previously discussed). Other causes of the increase in selling, general and administrative expenses include: operating costs for the FNOW locations; costs to service the higher volume of revenues, larger network, new programs and expanded vendor and SKU base; and expenses and depreciation relative to the enhancement of existing and implementation of new management information systems. These increases were offset in part by savings following the elimination of certain peripheral ventures. In addition, certain costs were incurred in fiscal 1994 including: a $9 million reserve for litigation and arbitration matters; and costs relating to the implementation of IE 2000. IE 2000 was a project designed to transform the Company to a process-driven model.

Amortization of intangibles increased in fiscal 1995 compared to fiscal 1994 due to goodwill related to the FNOW acquisition.

Investment and other income (expense) declined in fiscal 1995 compared to fiscal 1994 due to the use of available cash for the payment of cash dividends and share repurchases, the acquisition of certain assets of branch locations from FNOW in December 1994, capital expenditures and the repayment of FNOW's bank and finance company debt following the acquisition in August 1995. Interest expense increased from fiscal 1994 compared to fiscal 1995 as a result of the Company's more frequent use of its available financing arrangements for inventory financing and working capital purposes and the addition of $75 million of long-term debt in October 1995.

The Company's effective tax rate for fiscal 1995 was a 14.2% benefit compared to a 39.7% provision for fiscal 1994. The effect of non-deductible goodwill amortization on the pre-tax loss in fiscal 1995 was the primary reason for the difference in the effective tax rate.


Liquidity Outlook

During fiscal 1996, both of the Company's segments incurred substantial operating losses (and such operating losses are continuing ). Management has been exploring the Company's strategic alternatives, and in connection therewith, on April 29, 1997 the Company entered into a definitive agreement to sell the stock and related assets and liabilities the Indirect Business for $78 million, subject to reductions depending on the date of closing and also on revenues during the period through closing. The purchase price will be payable in cash and assumption of
liabilities, based on the Indirect Business' balance sheet at time of closing.  The Company will be required, at closing, to pay to Ingram any amount by which the estimated assumed liabilities exceed the adjusted purchase price and to fund a $10 million escrow for final settlement of any purchase
price adjustments.   It is currently anticipated that the transaction will
close during the Company's second quarter of fiscal 1997 or shortly thereafter. The Company expects, on a preliminary basis, that the sale will result in a pre-tax gain of approximately $20 million, subject to reductions depending on the date of closing and revenues during the period through closing. The consummation of the transaction is subject to the approval of the Company's shareholders and required government approvals, as well as other customary conditions. Accordingly, there can be no assurance that the sale will be completed. In the event the transaction is not consummated, and manage-ment's operating plans are not achieved, the Company's operating results will continue to adversely affect cash flows and liquidity.

The Company is continuing to explore its strategic options with respect to the Direct Business segment, including the implementation of operating plans to improve its results and the possible sale of all or a part of the segment. There can be no assurance that such results will improve or that any such sale will be completed.

One of the consequences of the Company's operating losses was the failure to meet certain of the financial covenants of the Company's financing agreement as of February 1, 1997. The Company and the finance company have agreed to new covenants which management believes the Company will meet throughout fiscal 1997, if the sale of the Indirect Business is completed. However, until necessary shareholder and governmental approvals are obtained, the long-term portion of the facility will be classified as a current liability in the Company's Consolidated Balance Sheets. Notwithstanding such classification, the finance company has agreed that the long-term debt, which is not due until October 5, 1998, will not be treated as short-term debt for purposes of the financing agreement.

Liquidity and Capital Resources

The Company has financed its growth to date from stock offerings, bank and subordinated borrowings, inventory financing and internally generated funds. The principal uses of its cash have been to fund its accounts receivable and inventory, make acquisitions, repurchase common stock, invest in systems technology, and pay cash dividends.

During fiscal 1996, cash used by operating activities totaled $1.3 million compared to $23.5 million of cash used in fiscal 1995. The decrease can be attributed primarily to the reduction of accounts receivable, partially offset by increased operating losses and lower inventory levels in fiscal 1996 compared to fiscal 1995.

At February 1, 1997, the Company had cash and cash equivalents of $42.9 million compared to $34.6 million at February 3, 1996. This increase is primarily a result of proceeds from the public offering of XLConnect and the sale of preferred stock. A portion of these proceeds were used to repay $20 million of the long-term debt with the balance used for working capital purposes. Working capital was negative $18.3 million at February 1, 1997 compared to positive working capital of $25.6 million at February 3, 1996. The reason for the negative working capital is the reclassification of $55 million of long-term debt to a current liability,
as discussed above in "Liquidity Outlook".   Without this reclassification,
the Company would have had positive working capital of $36.7 million as of February 1, 1997. Based on fiscal year-end balances, days sales in accounts receivable were 18.1 days (18.6 days in fiscal 1995) and inventory turnover was 9.0 times (10.3 times in fiscal 1995). The decrease in inventory turnover is primarily related to significantly lower sales particularly in the fourth quarter of fiscal 1996.

At February 1, 1997, the Company had a $225 million financing agreement with a finance company, of which $40.4 million was available after considering the borrowing base formula and trade payables principally outstanding to a vendor related to the finance company. The agreement has a rolling eighteen month term and is renewable for six-month periods with the consent of the lender. The facility can be used for inventory financing, equipment financing and working capital purposes. Of the $225 million, $20 million was available to XLConnect and its subsidiaries, which availability was measured against a borrowing base formula relying on XLConnect's separate assets. XLConnect guaranteed up to a total of $20 million under the agreement. This facility imposes certain financial covenants relating to working capital, tangible net worth, long-term debt to tangible net worth and fixed charge coverage. As of February 1, 1997, the Company was in violation of the working capital and the fixed charge coverage covenants. The Company has obtained a waiver for non-compliance with these financial covenants as of February 1, 1997. Additionally, the long-term debt to tangible net worth and the fixed charge coverage financial covenants were deleted, a current ratio financial covenant was added and the financial covenants for working capital and tangible net worth have been amended for the year ending January 30, 1998 ("fiscal 1997"). The Company believes it will be in compliance with the financial covenants imposed under this agreement during fiscal 1997, if the sale of the Indirect Business is completed. The facility has been extended to October 5, 1998. In March 1997, the agreement was further amended to delete the assets of XLConnect and its subsidiaries from the borrowing base, which in effect reduces the amount the Company can borrow under this credit facility by $20 million. In conjunction with the March 1997 amendment, XLConnect entered into a separate credit agreement with this lender in the amount of $25 million, which the Company has guaranteed.

In the fourth quarter of fiscal 1995, the Board of Directors suspended the Company's quarterly dividend.

Based on the Company's expected level of operations, including plans to reduce the operating losses of XLSource, and capital expenditure requirements, management believes that the Company's cash, internally generated funds, available financing arrangements and proceeds from the sale of the Indirect Business, will be sufficient to meet the Company's cash requirements at least through the end of fiscal 1997. However, if the Company is unable to complete the transaction with Ingram, or continues to experience losses and negative operating cash flows, the Company's vendors could elect to restrict product availability and modify credit terms, which could have a material adverse effect on the Company's liquidity position. In such circumstances, there can be no assurance that alternative sources of financing could be obtained.


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


           Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	The Consolidated Financial Statements of Intelligent Electronics, Inc. and its subsidiaries, listed under Item 14(a)(1) are filed as part of this annual report on Form 10-K.

                   REPORT OF INDEPENDENT ACCOUNTANTS
                   ---------------------------------


To the Board of Directors and Shareholders
Intelligent Electronics, Inc.



In our opinion, the consolidated financial statements listed under Item 14(a)(1) and (2) on page 38 present fairly, in all material respects, the financial position of Intelligent Electronics, Inc. and its subsidiaries at February 1, 1997 and February 3, 1996 and the results of their operations and their cash flows for each of the three years in the period ended February 1, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP



Philadelphia, Pennsylvania
April 30, 1997


              INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                       Consolidated Balance Sheets
                (in thousands, except share-related data)

                                                        February 1,  February 3,
                                                           1997         1996
                                                        -----------  -----------
                              Assets
                              ------
Current assets:
  Cash and cash equivalents                             $    42,881  $    34,618
  Accounts receivable (net of allowance for doubtful
    accounts of $8,101 in 1996 and $8,909 in 1995)          149,107      192,687
  Inventory                                                 311,669      346,058
  Prepaid expenses and other current assets                   4,834        3,411
  Deferred income taxes                                      11,861       16,041
                                                        -----------  -----------
Total current assets                                        520,352      592,815

  Property and equipment, net                                58,712       68,213
  Intangible assets, primarily goodwill (net of accumulated
    amortization of $7,389 in 1996 and $32,941 in 1995)      91,914      155,390
  Other assets                                               28,103       22,931
                                                        -----------  -----------
          Total assets                                  $   699,081  $   839,349
                                                        ===========  ===========

                         Liabilities and Shareholders' Equity

  Current liabilities:
    Short-term debt                                     $     3,486  $     8,744
    Accounts payable                                        430,107      508,747
    Accrued liabilities                                      50,034       49,718
    Long-term debt reclassified as current                   55,000           --
                                                        -----------  -----------
        Total current liabilities                           538,627      567,209

  Long-term debt                                              3,496       80,025
  Other long-term liabilities                                11,015       14,079
  Minority interest                                          10,472           --

  Commitments and contingencies (Notes 5, 6, 10, 15 and 16)


  Shareholders' equity:
    Preferred stock $1.00 par value per share:
      Authorized 15,000,000 shares, none issued
       and outstanding                                           --           --
    Series B convertible preferred stock $50.00 par
      value per share:
      Authorized 200,000 shares, 15,000 shares
       issued and outstanding                                   750           --
    Common stock $.01 par value per share:
      Authorized 100,000,000 shares; issued: 41,352,973
        in 1996 and 39,910,649 in 1995                          413          399
    Additional paid-in capital                              284,666      224,260
    Treasury stock (5,303,332 shares in 1996 and
      5,373,918 shares in 1995)                             (67,311)    (68,207)
    Retained earnings (deficit)                             (83,047)      21,584
                                                        -----------  -----------
    Total shareholders' equity                              135,471      178,036
                                                        -----------  -----------
      Total liabilities and shareholders' equity        $   699,081  $   839,349
                                                        ===========  ===========

   See accompanying notes to consolidated financial statements.

               INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                   Consolidated Statements of Operations
                   (in thousands, except per share data)

                                                          Year ended
                                              February 1,  February 3,  January 28,
                                                 1997         1996         1995
                                              -----------  -----------  -----------
Revenues                                      $ 3,346,557  $ 3,588,099  $ 3,208,083
Cost of goods sold                              3,190,683    3,432,262    3,075,342
                                              -----------  -----------  -----------
Gross profit                                      155,874      155,837      132,741
                                              -----------  -----------  -----------
Operating expenses:
  Selling, general and administrative expenses    174,230      154,403       96,193
  Amortization of intangibles, primarily goodwill   8,311        6,957        4,758
  Branch closure costs                              9,790           --           --
  Impairment losses                                61,576           --           --
                                              -----------  -----------  -----------
    Total operating expenses                      253,907      161,360      100,951
                                              -----------  -----------  -----------

Income (loss) from operations                    (98,033)      (5,523)      31,790

Other income (expense):
  Investment and other income (expense), net        (451)       3,679        4,374
  Interest expense                               (12,018)      (8,331)      (1,238)
                                             -----------  -----------  -----------

Income (loss) before provision (benefit)
    for income taxes,  equity in loss of
    affiliate, and minority interest
                                                (110,502)     (10,175)      34,926

Provision (benefit) for income taxes              (6,518)      (1,449)      13,853
                                             -----------  -----------  -----------

Income (loss) before equity in loss of
   affiliate, and minority interest             (103,984)      (8,726)      21,073

Equity in loss of affiliate (net
   of benefit of $1,123 and $2,497)                   --      (10,762)     (13,013)
                                             -----------  -----------  -----------

Income (loss) before minority interest          (103,984)     (19,488)       8,060

Minority interest                                    (70)          --           --

                                             -----------  -----------  -----------

Net Income (loss)                               (104,054)     (19,488)       8,060

Preferred stock dividend                             120           --           --
                                             -----------  -----------  -----------

Net income (loss) applicable to common
    shareholders                             $  (104,174) $   (19,488) $    8,060
                                             ===========  ============ ===========



Net income (loss) per share applicable to common shareholders
                                             $     (2.98) $     (0.59) $      0.23
                                             ===========  ===========  ===========

Weighted average number of common shares
   and share equivalents outstanding:             34,988       32,794       34,848


See accompanying notes to consolidated financial statements.

                                         INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                                               Consolidated Statements of Shareholders' Equity
                                                    (in thousands, except share-related data)


                                                            Series B             Total
                                                          Convertible   Additional                   Retained      share-
                                                  Common    preferred     paid-in       Treasury      earnings     holders'
                                                  stock       stock       capital         stock       (deficit)      equity
                                                 --------  ----------- ------------  ------------- ------------  -------------
Balance at January 29, 1994                       $  393                $  219,107   $  (57,181)   $  56,531     $  218,850

Issuance of 209,510 shares on exercise
 of options and related tax benefit                    2                     2,205           --           --          2,207
Repurchase of 4,130,000 shares                        --                        --      (48,496)          --        (48,496)
Cash dividends ($0.38 per share)                      --                        --           --      (12,833)       (12,833)
Unrealized loss on marketable securities
 and investments                                      --                      (304)          --           --           (304)
Net income                                            --                        --           --        8,060          8,060
                                                --------               ------------  ------------- ------------ -------------
Balance at January 28, 1995                          395                   221,008     (105,677)      51,758        167,484

Issuance of 390,700 shares on exercise
 of options and related tax benefit                    4                     2,986           --           --          2,990
Reissuance of 2,952,282 shares of treasury
 stock for the acquisition of FNOW                    --                        --       37,470         (936)        36,534
Cash dividends ($0.30 per share)                      --                        --           --       (9,750)        (9,750)
Net change in unrealized loss on
 securities and investments                           --                       266           --           --            266
Net loss                                              --                        --           --       (19,488)      (19,488)
                                                --------               ------------  ------------  ------------ -------------
Balance at February 3, 1996                          399                    224,260     (68,207)       21,584       178,036

Issuance of 222,172 shares on exercise
 of options and related tax benefit                    2                     1,982           --            --         1,984
Issuance of 807,415 shares for
 acquisition of E-C                                    8                     7,208           --            --         7,216
Issuance of 412,737 shares for
 acquisition of RCK                                    4                     3,014           --            --         3,018
Issuance of 15,000 shares of
 preferred stock                                      --       $ 750        13,456           --            --        14,206
Reissuance of 70,586 shares of treasury
 stock for employee stock purchase plan               --          --            --          896           (457)         439
Sale of stock by subsidiary                           --          --        34,708           --             --       34,708
Net change in unrealized loss of
 securities and investments                           --          --            38           --             --           38
Preferred stock dividend                              --          --            --           --           (120)        (120)
Net loss                                              --          --            --           --       (104,054)    (104,054)
                                                 --------  -----------  ------------ ------------- ------------  ------------
Balance at February 1, 1997                       $  413      $  750     $ 284,666    $ (67,311)     $ (83,047)   $ 135,471


See accompanying notes to consolidated financial statements.

                         Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                 Year ended
                                                    February 1,  February 3,  January 28,
                                                       1997         1996         1995
                                                    -----------  -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $ (104,054)  $  (19,488)  $    8,060
  Adjustments to reconcile net income (loss)
      to net cash provided by (used for)
      operating activities:
    Depreciation and amortization                       27,578       20,081       10,108
    Write-off of property and equipment                  1,384        7,978           --
    Branch closure costs                                 9,790           --           --
    Impairment losses                                   61,576           --           --
    Deferred taxes                                        (861)      (5,624)      (6,206)
    Provision for losses on trade receivables            4,721        3,875          336
    Provision for write-down of inventory               12,567        7,766        1,796
    Provision for litigation and arbitration matters        --           --        9,000
    Minority interest in net income of XLConnect            70           --           --
    Equity in loss of affiliate                             --       11,885       15,510
  Changes in assets and liabilities excluding
  effects of business acquisitions:
   Accounts receivable                                  44,839      (23,683)     (46,027)
   Inventory                                            22,733       41,814     (110,620)
   Other current assets                                  3,098        4,554        2,159
   Accounts payable                                    (81,454)     (78,649)     132,964
   Accrued liabilities                                  (3,272)       5,946        6,224
                                                   -----------  -----------  -----------


 Net cash provided by (used for) operating activities
                                                        (1,285)     (23,545)      23,304
                                                   -----------  -----------  -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities                       --           --      (31,709)
   Sales and maturities of marketable securities
                                                            --        8,675       84,164
   Acquisition of property and equipment,
     net of disposals
                                                       (17,543)     (34,437)     (28,001)
   Purchase of net assets of franchised centers
                                                            --           --      (39,101)
   Investments in and loans to resellers                (4,000)          --       (2,162)
   Other                                                  (243)          56         (762)
                                                   -----------  -----------  -----------

 Net cash used for investing activities                (21,786)     (25,706)     (17,571)
                                                   -----------  -----------  -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock repurchased                                 --           --      (48,496)
   Net proceeds (repayments) from working
      capital advances                                  (7,540)          --           --
   Proceeds from long-term debt                             --       75,000           --
   Cash dividends paid                                      --      (12,869)     (12,523)
   Net proceeds from XLConnect initial public offering  45,110           --           --
   Net proceeds from sale of preferred stock            14,206           --           --
   Repayment of long-term debt                         (20,000)          --           --
   Repayment of FNOW's bank debt                            --      (50,009)          --
   Proceeds from exercise of stock options               1,984        2,990        2,207
   Proceeds from employee stock purchase plan              439           --           --
   Reduction in capital lease obligations               (2,865)        (270)        (143)
                                                   -----------  -----------  -----------


 Net cash provided by (used for) financing activities
                                                        31,334       14,842      (58,955)
                                                   -----------  -----------  -----------


NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                    8,263      (34,409)     (53,222)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        34,618       69,027      122,249
                                                   -----------  -----------  -----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD
                                                   $   42,881   $    34,618  $    69,027
                                                   ==========   ===========  ===========


See accompanying notes to consolidated financial statements.

                     INTELLIGENT ELECTRONICS, INC.
                           and Subsidiaries

              Notes to Consolidated Financial Statements

          	(Dollars in thousands except share-related data)


(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Intelligent Electronics, Inc. (the "Company") provides information technology products, services and solutions to network integrators and resellers (the "Network"), through its Reseller Network (the "Indirect Business") and to large and small corporate customers, educational institutions and governmental agencies in the United States, primarily through its branch locations (the "Direct Business"). The Company was founded in 1982 and is a Pennsylvania corporation. In March 1984, the Company commenced the wholesale distribution of microcomputers. On August 17, 1995, the Company exchanged shares of its Common Stock for all of the remaining shares (approximately 69%) of The Future Now, Inc. ("FNOW"), not previously owned by the Company (See Note 3). The acquisition of FNOW, a computer sales and services company, expanded the Company's offerings through the addition of a direct hardware sales organization ("XLSource") and a professional services organization providing a wide range of sophisticated customer support and consulting services. The professional services organization was combined with one of the Company's existing subsidiaries to form XLConnect Solutions, Inc., ("XLConnect") which was incorporated in January 1996. On October 17, 1996, XLConnect completed an initial public offering with the Company retaining an 80%-ownership interest (See Note 4). The principal products sold, installed and serviced by the Company include microcomputers, workstations, local and wide area network systems, computer software and peripherals and telecommunications equipment. The Company also offers a wide range of sophisticated customer support and consulting services.


Preparation of Financial Statements: Significant Risks, Uncertainties and Estimates

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

During fiscal 1996, both of the Company's segments incurred substantial operating losses (and such operating losses are continuing). Management has been exploring the Company's strategic alternatives, and in connection therewith, on April 29, 1997 the Company entered into a definitive agreement to sell the Indirect Business. It is currently anticipated that the transaction will close during the Company's second quarter of fiscal
1997 or shortly thereafter. The Company expects, on a preliminary basis, that the sale will result in a pre-tax gain. The consummation of the transaction is subject to the approval of the Company's shareholders and required government approvals, as well as other customary conditions. Accordingly, there can be no assurance that the sale will be completed. In the event the transaction is not consummated, the losses incurred by the Indirect Business will continue to adversely affect the Company's operating cash flows and liquidity.

The Company is continuing to explore its strategic options with respect to the Direct Business segment, including the implementation of operating plans to improve its results and the possible sale of all or a part of the segment. There can be no assurance that such results will improve or that any such sale will be completed.

One of the consequences of the Company's operating losses was the failure to meet certain of the financial covenants of the Company's financing agreement as of February 1, 1997. The Company and the finance company have agreed to new covenants which management believes the Company will meet throughout fiscal 1997 if the sale of the Indirect Business is completed. However, until necessary shareholder and governmental approvals are obtained, the long-term portion of the facility will be classified as a current liability in the Company's Consolidated Balance Sheets. Notwithstanding such classification, the finance company has agreed that the long-term debt, which is not due until October 5, 1998, will not be treated as short-term debt for purposes of the financing agreement.

The matters discussed that are forward-looking statements are based on current management expectations that involve risks and uncertainties. Potential risks and uncertainties include, without limitation: the impact of economic conditions generally and in the industry for microcomputer products and services; the trend of declining sales, gross margins, earnings and cash flows in the Indirect Business; the potential decline generally in the level of demand for the Company's products and services; the potential termination or non-renewal of a supply agreement with a major vendor; continued competitive and pricing pressures in the industry; product supply shortages; open sourcing of products from vendors; rapid product improvement and technological change, short product life cycles and resulting obsolescence risks; legal proceedings; and the risks of unavailability of adequate products, credit, capital or financing.


Definition of Fiscal Year

The fifty-two week period ended February 1, 1997, the fifty-three week period ended February 3, 1996 and the fifty-two week period ended January 28, 1995 are referred to herein as "fiscal 1996," "fiscal 1995" and "fiscal 1994," respectively.


Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents comprise the Company's cash balances and short-term investments with an initial maturity of less than ninety days and include money-market funds and commercial paper. Short-term investments totaled $37,467 and $34,702 at February 1, 1997 and February 3, 1996, respectively. The carrying amount of cash, short-term investments and marketable securities approximates fair market value due to the short-term maturity of these instruments.


Inventory

Inventory consists of microcomputers, related peripheral products and software, and is valued at the lower of cost (first-in, first-out) or market.


Property and Equipment

Property and equipment are carried at cost. The cost of additions and improvements is capitalized, while maintenance and repairs are charged to operations when incurred. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets (three to ten years).
 Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease term. Leases meeting the capitalization requirements of the Statement of Financial Accounting Standards ("SFAS")
No. 13 are capitalized and depreciated over the lease term.   Depreciation
expense totaled $19,267 ($1,607 included in cost of goods sold), $13,124 ($1,143 included in cost of goods sold) and $5,350 ($1,154 included in cost of goods sold) for fiscal 1996, fiscal 1995 and fiscal 1994, respectively.
 Accumulated depreciation totaled $40,320 at February 1, 1997 and $25,209 at February 3, 1996.

The Company has completed and is in the process of upgrading certain management information systems, including its warehouse management system and a sales, order entry and purchasing system. Certain costs associated with this development process, including purchased software, outside consulting fees for software development and related incremental internal costs are being capitalized and upon implementation of the system are amortized over the estimated useful life of the software (5 years). Approximately $26,014 and $24,309 was capitalized as of February 1, 1997 and February 3, 1996, respectively (net of accumulated amortization of $5,028 and $2,164 as of February 1, 1997 and February 3, 1996, respectively).


Goodwill

Goodwill, resulting from acquisitions accounted for under the purchase method, is amortized using the straight-line method over a 20-year period. The Company continually evaluates the carrying value of the goodwill by comparing it to the estimated cash flows of the operations which gave rise to such goodwill. Accordingly, during fiscal 1996, the Company wrote-off $55.5 million of goodwill relating to acquisitions made in 1988 and 1989 and wrote-down an additional $8 million of goodwill relating to the portion of the goodwill associated with the closed XLSource branch locations.
(See Notes 7 and 8).


Revenue Recognition

Revenue from product sales is recognized at the time of shipment to the customer. Revenue associated with maintenance service contracts is recorded ratably over the service period of the contract. Costs related to these contracts are recorded when incurred. Revenue from professional service contracts is recognized as the services are provided to the customer on a percentage-of-completion basis. The Company receives various marketing development funds from vendors for marketing programs and product rebates which are accounted for as revenue, a reduction in product cost or a reduction of selling, general and administrative expenses ("SG&A"), according to the nature of the program. The amounts classified as SG&A offset marketing program costs that were incurred to administer and implement the marketing program designed to promote the sale of vendors' products. The amounts recorded for fiscal 1996, fiscal 1995 and fiscal 1994 for vendor supported marketing programs are as follows :

                	       Fiscal 1996       Fiscal 1995        Fiscal 1994
                        -----------       -----------        -----------
     Revenues           $     2,394       $     4,429        $     5,950
     Product cost             3,406             5,692              7,475
     SG&A                    16,498            25,244             25,275
                        -----------      ------------        -----------
     Total funding      $    22,298      $     35,365        $    38,700
                        ===========      ============        ===========

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109. Pursuant to SFAS No. 109, deferred tax assets and liabilities are recorded for temporary differences which enter into the determination of taxable income in different periods for financial reporting and income tax purposes. A valuation allowance has been provided to reduce deferred tax assets to their estimated net realizable amount.


Income (Loss) Per Share Applicable to Common Shareholders

Accrued cumulative preferred stock dividends (6% per annum) are deducted from net income (loss) in determining net income (loss) applicable to common shareholders. Treasury stock transactions are recorded on their trade date and reduce weighted average shares outstanding from that date.

Income per share applicable to common shareholders is computed using the weighted average number of common shares (34,262,118 in fiscal 1994) and dilutive common share equivalents outstanding (585,435 in fiscal 1994). The amount of dilution is computed by application of the treasury stock method.

Loss per share applicable to common shareholders is computed using the weighted average number of common shares outstanding (34,987,762 in fiscal 1996 and 32,794,047 in fiscal 1995).


Recent Pronouncements

On February 4, 1996, the Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 provides guidance for recognition and measurement of impairment of long-lived assets and certain identifiable intangibles and goodwill related both to assets to be held and used, and assets to be disposed. The new standard was effective for fiscal years beginning after December 15, 1995 (See Note 7).

On February 4, 1996, the Company adopted the disclosure-only option of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires that companies with stock-based compensation plans either recognize compensation expense based on fair value accounting methods or continue to apply the existing accounting rules and disclose pro forma net income and income per share assuming the fair value method had been applied. The new standard was effective for fiscal years beginning after December 15, 1995 (See Note 10).


(2)	SUBSEQUENT EVENTS

On April 29, 1997, the Company entered into a definitive agreement with Ingram Micro Inc. ("Ingram") to sell the stock of certain subsidiaries and other related assets and liabilities of the Indirect Business for $78 million, subject to reductions depending on the date of closing and also on revenues during the period through closing. The purchase price will be payable in cash and assumption of liabilities, based on the Indirect
Business' balance sheet at time of closing. The Company will be required, at closing, to pay to Ingram any amount by which the estimated assumed liabilities exceed the adjusted purchase price and to fund a $10 million escrow for final settlement of any purchase price adjustments. The consummation of the transaction is subject to the approval of the Company's shareholders and required government approvals, as well as other customary conditions. It is currently anticipated that the transaction will close during the Company's second quarter of fiscal 1997 or shortly thereafter. However, there can be no assurance that the sale will be completed. The Company expects, on a preliminary basis, that the sale will result in a pre-tax gain. Additionally, Ingram will provide XLSource with its product require-ments over an initial term of up to three years.

The Company is continuing to explore its strategic alternatives relative to XLSource, including the possible sale of all or a portion of XLSource. There can be no assurance that any such sale will be completed.


As a result of the definitive agreement to sell the Company's Indirect Business, the Company has been advised that it is unlikely that the previously planned spin-off of XLConnect to the Company's shareholders would qualify as a tax free distribution of stock. Accordingly, the Company does not currently intend to effect the spin off of XLConnect.

(3)	ACQUISITIONS

On October 23, 1996, the Company issued 807,415 shares of its Common Stock (valued at $7.2 million) in exchange for all of the common stock of E-C Computer Technical Services, Inc. ("E-C"), a computer reseller. On
December 23, 1996, the Company issued 412,737 shares of its Common Stock (valued at $3.0 million) in exchange for all of the common stock of RCK Computers, Inc. ("RCK"), a computer reseller. The acquisition of E-C was originally accounted for as a pooling of interests transaction during the third quarter of 1996 and was subsequently changed to the purchase method in the fourth quarter of 1996. This change occurred as a result of the Company's announcement that it was exploring strategic alternatives including the possible sale of all or a portion of XLConnect, the spin-off of XLConnect to the Company's shareholders or the sale of one or more of the Company's operations or business segments. The acquisition of E-C, therefore, no longer qualified for the use of the pooling of interests method. The acquisition of RCK was accounted for using the purchase method. The operating results of E-C and RCK have been included in the consolidated operating results since their dates of acquisition. The allocation of the purchase price for both E-C and RCK was based on the estimated fair value of the assets acquired and liabilities assumed. The purchase price was allocated as follows:

     Accounts receivable        $    6,135
     Inventory                         911
     Other current assets              216
     Property and equipment            274
     Goodwill                        8,353
     Short-term debt                (1,780)
     Accounts payable               (3,160)
     Accrued liabilities              (697)
     Long-term debt                    (18)
                                ----------
                                $   10,234
                                ==========

The acquisitions of E-C and RCK had no material effect on the consolidated results of operations in fiscal 1996. Additionally, if the acquisitions had occurred at the beginning of fiscal 1996, they would not have had a material effect on the consolidated results of operations.

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

     Accounts receivable          $   94,087
     Inventory                        31,032
     Other current assets              4,460
     Property and equipment           11,488
     Goodwill                         90,841
     Other long-term assets           13,342
     Short-term debt                 (50,564)
     Accounts payable               (126,558)
     Accrued liabilities             (29,934)
     Long-term debt                     (286)
     Other long-term liabilities      (1,374)
                                  ----------
                                  $   36,534
                                  ==========

Unaudited pro forma results of operations of the Company for fiscal 1995, assuming the FNOW acquisition was consummated on January 29, 1995, are as follows:

                                           Fiscal
                                            1995
                                       --------------
     Revenues                           $ 3,704,390
     Net loss                               (28,469)
     Loss per share                     $     (0.80)

Pro forma financial information presented above is not necessarily indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the period presented or of future results of operations of the combined companies.

Prior to August 17, 1995, as a result of the Company's July 1992 sale of its Company Center Division and subsequent purchases of shares of FNOW's common stock, the Company owned approximately 31% of FNOW, which was accounted for by the equity method. During fiscal 1995 and fiscal 1994, the Company recorded equity in loss of affiliate of $(10,762), and $(13,013) respectively, in the accompanying Consolidated Statements of Operations.

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


(4)	INITIAL PUBLIC OFFERING OF XLCONNECT

On October 17, 1996, XLConnect, formerly a wholly-owned subsidiary, completed an initial public offering of 3,330,000 shares of its common stock at $15 per share, raising approximately $45.1 million, net of offering costs. As a result of this offering, the Company, through one of its wholly-owned subsidiaries, now owns 80% of XLConnect. The net proceeds were primarily used by XLConnect to repay intercompany obligations to the Company. The Company used the proceeds to repay $20 million of its long-term debt and used the remainder for working capital purposes. The excess of the proceeds over the minority interest in XLConnect was credited to additional paid-in capital.


(5)	CREDIT FACILITIES

In April 1996, the Company's $270 million financing agreement was replaced by a new financing agreement, which has a rolling eighteen month term and is renewable for six-month periods with the consent of the lender and allows for total borrowings of up to $225 million, subject to a borrowing
base formula.   The facility can be used for inventory financing, equipment financing and working capital purposes. Of the $225 million, $20 million was available to XLConnect and its subsidiaries, which availability was measured against a borrowing base formula relying on XLConnect's separate assets. XLConnect guaranteed up to a total of $20 million under the agreement. This facility imposes certain financial covenants relating to working capital, tangible net worth, long-term debt to tangible net worth and fixed charge coverage. As of February 1, 1997, the Company was in violation of the working capital and the fixed charge coverage covenants.
The Company has obtained a waiver for non-compliance with these financial covenants as of February 1, 1997. Additionally, the long-term debt to tangible net worth and the fixed charge coverage financial covenants were deleted, a current ratio financial covenant was added and the financial covenants for working capital and tangible net worth have been amended for fiscal 1997. The Company believes that it will be in compliance with the financial covenants imposed under this agreement during fiscal 1997 if the sale of the Indirect Business is completed. However, until necessary shareholder and governmental approvals are obtained, the $55 million long-term portion of the facility (due October 5, 1998) will be classified as a current liability on the Company's Consolidated Balance Sheets. Notwithstanding such classification, the finance company has agreed that the long-term debt, which is not due until October 5, 1998, will not be treated as short-term debt for purposes of the financing agreement. As of February 1, 1997, the interest rate for the short and long-term portions of this agreement was prime plus 1.0% and prime plus 1.625%, respectively. Approximately $40.4 million was available under this credit line, after considering the borrowing base formula and trade payables outstanding to a vendor related to the finance company, at February 1, 1997. In March 1997, the agreement was further amended to delete the assets of XLConnect and its subsidiaries from the borrowing base, which in effect reduces the amount the Company can borrow under this credit facility by $20 million. In conjunction with the March 1997 amendment, XLConnect entered into a separate credit agreement with this lender in the amount of $25 million, which the Company has guaranteed.

The Company and its subsidiaries have agreements with several other lenders and finance companies to finance product purchases from vendors. Amounts outstanding are included in accounts payable.

In connection with these arrangements, such creditors have a lien on all of the Company's assets.

(6)	LEASE OBLIGATIONS

The Company has non-cancelable operating leases for offices, warehouse facilities, and equipment that expire over the next ten years. Most of the facilities' leases include renewal options and certain of the equipment leases have purchase options. Rent expense recorded for fiscal 1996, fiscal 1995 and fiscal 1994 amounted to $9,313, $7,660, and $6,020, respectively.

Future minimum lease payments under non-cancelable operating and capital leases are as follows:

       Fiscal                            Operating             Capital
        Year                              leases                 leases
      --------                        -------------           -----------
        1997                             $ 9,892                $ 3,916
        1998                               7,786                  2,630
        1999                               7,318                    919
        2000                               6,598                    146
        2001                               6,250                    121
     Thereafter                            8,185                     --
                                                                -------

                                                                  7,732
     Less interest portion (rates ranging from 4.9% to 10.9%)      (750)
                                                                -------

     Present value of capital lease obligations                   6,982
     Less current portion                                        (3,486)
                                                                -------
                                                                $ 3,496
                                                                =======

In addition, as part of the Direct Business' rental program, the Company has non-cancelable leases for computer equipment. The future minimum lease payments under the leases for fiscal 1997, fiscal 1998 and fiscal 1999 are $11,866, $7,620 and $2,548, respectively.


(7)	IMPAIRMENT LOSSES

During the third quarter of fiscal 1996, a decision to adopt open sourcing was made by two of the Company's largest vendors. These vendors' products have totaled approximately 30% to 36% of the Company's revenues during the past three years. Under open sourcing, franchisees and other resellers are no longer required to purchase product exclusively from the Company. This change and a trend of declining sales, gross margins, earnings and cash flows in the Indirect Business caused the Company to undertake a review of its long-lived assets in this business unit. As a result of this review, which was based on estimated future cash flows of the business, it was determined that certain assets were impaired. The Company determined that the carrying value of its goodwill relative to the Indirect Business will not be recovered from future operations. Accordingly, this goodwill, amounting to approximately $55.5 million, was written-off as of November 2, 1996. This goodwill was recorded in 1988 and 1989 with the acquisitions of Entre Computer Centers, Inc. ("Entre") and Connecting Point of America, Inc. ("CPA"), respectively. Both Entre and CPA had substantial franchise operations when they were acquired.

Also, as a result of this review, the Company determined that certain technology investments will not be fully recovered from estimated future cash flows. The Company's configuration software, primarily consisting of licenses purchased from a third party in 1994 for the use of this system, was written down to its estimated recoverable value. This write-down, approximating $6 million, was due to a continuing trend of expenses exceeding revenues in this portion of the business and the introduction of competitive technology available through the use of the Internet.


(8)	BRANCH CLOSURE COSTS

During the third quarter of fiscal 1996, the Company closed the XLSource portion of five branch locations. Four of these branches were acquired from FNOW in December 1994 and one was acquired from FNOW in August 1995. As a result of these closures, the Company recorded an $8 million charge relating to the allocable portion of goodwill for these locations. In addition to the goodwill write-down, the Company also recorded a charge of approximately $1.8 million to reflect the write-off of property and equipment and remaining lease obligations related to these branches.


(9)	THIRD QUARTER OF FISCAL 1996 CHARGES

During the third quarter of 1996, the Company recorded charges totaling approximately $21.7 million. Approximately $15.7 million of these charges were recorded as cost of sales and relate to the following. A major customer of the Direct Business' rental program announced the adoption of a new technology platform resulting in the reassessment by the Company of the estimated future revenue stream under this program. This resulted in an estimated shortfall, of approximately $8 million, in future rental revenue compared to the Company's future related lease obligations. In addition, the Company provided for changes in estimates for inventory reserves ($3.2 million) and vendor payables and receivable issues ($4.5 million) in the Direct Business. Charges recorded as selling, general and administrative expenses consist of reserves for certain accounts receivable in the Indirect Business ($2.2 million) and write-offs for unutilized property and equipment and miscellaneous accruals totaling approximately $3.8 million.


(10)	CAPITAL STOCK

Preferred Stock

During fiscal 1996, the Company sold 15,000 shares of its Series B Convertible Preferred Stock ("Preferred Stock") and warrants to purchase 450,000 shares of its Common Stock in a private placement to an institutional buyer. The transaction was closed on two different dates.
On October 16, 1996, the Company issued 5,000 shares of its Preferred Stock and warrants to purchase 225,000 shares of its Common Stock. On January 13, 1997, the Company issued 10,000 shares of its Preferred Stock and warrants to purchase 225,000 shares of its Common Stock.

The Preferred Stock is convertible into Common Stock at the option of the holder at a conversion ratio based on the average trading prices of the Company's Common Stock, but in any event not exceeding $9.175 per share (subject to anti-dilution adjustments), and converts automatically into Common Stock on October 15, 2001. The warrants are exercisable for five years at exercise prices of $11.469 per share for those issued on October 16, 1996 and $10.094 per share for those issued on January 13, 1997. A dividend of 6% per annum on the Preferred Stock will accrue until such a time that the Preferred Stock is converted into Common Stock, at which time the cumulative dividend will be paid in Common Stock or cash, at the Company's option. If all outstanding shares of Preferred Stock were converted and all of the related warrants were exercised on February 1, 1997, 3,610,746 shares of Common Stock would have been issuable to the holder by the Company.


Stock Options

On June 8, 1995, the Company adopted the 1995 Long-Term Incentive Plan, permitting the grant of stock, stock-related and performance-based awards to employees and directors of the Company. A total of five million shares of the Company's Common Stock have been reserved for grant under the 1995 Long-Term Incentive Plan.

The Company also has a non-qualified stock option plan for employees and directors. After June 8, 1995, no new options may be granted under this plan. However, previous options granted will continue to vest as per the original terms of the grant.

These stock option plans are intended to provide an incentive for employees to maximize their efforts and enhance the success of the Company. Options are generally granted at option prices equivalent to fair market value on the date of grant. The options are exercisable commencing one year after the date of grant in five equal annual installments (unless otherwise provided in the grant) and expire ten years after the date of grant, subject to earlier termination and other rules relating to the cessation of employment. As of February 1, 1997, the weighted average remaining contractual life was approximately 8 years.

On March 4, 1996, the Board of Directors of the Company authorized the repricing of all outstanding options, with exercise prices in excess of $8.00 per share to $8.00 per share, held by currently-active employees, except certain executive officers. As of that date, 1,767,447 options were repriced.

On February 25, 1995, the Board of Directors of the Company authorized the repricing of all outstanding options with exercise prices in excess of $13.25 per share to $13.25 per share. As of that date, 2,067,370 options were repriced.

Changes in stock options are summarized as follows:


                                                                           Weighted
                                             Number of    Option price     Average Price
                                              shares     Range per Share    Per Share
                                            ---------    ---------------    ---------
Balance outstanding - January 29, 1994      2,606,940    $ 2.85 - $24.88
     Granted                                  945,300    $13.25 - $24.00    $19.50
     Exercised                               (208,070)   $ 2.85 - $15.50    $ 7.42
     Canceled                                (233,780)   $ 7.63 - $24.00    $17.68
                                             --------

   Balance outstanding - January 28, 1995   3,110,390    $ 5.75 - $24.88    $15.85
     Granted                                3,618,695    $ 6.25 - $13.38    $12.39
     Exercised                               (370,700)   $ 5.75 - $13.25    $ 7.44
     Canceled                              (2,710,230)   $ 5.75 - $24.88    $18.01
                                            ---------

   Balance outstanding - February 3, 1996   3,648,155    $ 6.25 - $13.38    $11.67
     Granted                                3,798,635    $ 6.50 - $ 8.94    $ 7.51
     Exercised                                (77,650)   $ 8.00 - $ 9.25    $ 8.16
     Canceled                              (2,939,625)   $ 6.69 - $13.38    $10.84
                                            ---------

   Balance outstanding - February 1, 1997   4,429,515    $ 6.25 - $13.25    $ 8.72
                                            =========


As of February 1, 1997, there were 1,287,195 options exercisable under the 1995 Long-Term Incentive Plan and the employee and director stock option plan at exercise prices ranging from $6.25 to $13.25 per share.

The Company also has a non-qualified stock option plan which permits the granting of options to purchase an aggregate of two million shares of Common Stock to franchisees of the Company. This plan is intended to reward franchisees' performance and commitment to the Company. Options are generally granted at option prices equivalent to fair market value on the date of grant. The options are generally exercisable commencing one year after the date of the grant in five equal annual installments. The options expire six years after the date of grant, subject to earlier termination and other rules relating to default under the terms of the franchise agreement. As of February 1, 1997, there were 122,555 options outstanding under this plan. Of this amount, 119,555 were exercisable at prices ranging from $14.75 to $16.625 per share.

In connection with the acquisition of FNOW, all outstanding options and warrants to purchase FNOW common stock were converted into options and warrants to purchase the Company's Common Stock. Generally, these options and warrants will continue to vest in accordance with the original terms of the grant expiring at various dates between 2001 and 2004. As of February 1, 1997, there were 250,585 options outstanding and exercisable at prices ranging from $8.00 to $21.94 per share.

As of February 1, 1997, shares of Common Stock are reserved for issuance for the following stock options:

                                                                Shares
                                                               ---------
     Exercise of employee and director stock options           6,729,560
     Exercise of franchisee stock options                      1,933,435
     Exercise of other stock options                             250,585
                                                               ---------
     Total                                                     8,913,580
                                                               =========

The Company accounts for stock option awards in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In accordance with this Opinion, no compensation cost has been recognized in the Company's Consolidated Statements of Operations. Had the Company recorded compensation expense for the fair value of the options granted and repriced, as provided by SFAS No. 123, the Company's net loss and net loss per share would have been as follows:

                                                      Fiscal          Fiscal
                                                       1996            1995
                                                   -----------      -----------
Net loss applicable to common shareholders
                            As reported            $ (104,174)      $ (19,488)
                            Pro forma                (109,391)        (23,707)

Net loss per share applicable to common shareholders
                            As reported               $ (2.98)        $ (0.59)
                            Pro forma                   (3.13)          (0.72)

In order to calculate the fair value of stock options at date of grant or repricing, the Company used the Black-Scholes option pricing model. The following assumptions were used for both 1996 and 1995: expected option term of 5 years from date of original grant; risk free interest rates ranging from 5.39% to 7.16%; stock price volatility factor of 62%; and dividend yield of 0.0%. The weighted average fair value at grant date of options granted in fiscal 1996 and 1995 was $4.18 and $6.42, respectively.

Employee Stock Purchase Plan

In June 1995, shareholders approved the 1995 Employee Stock Purchase Plan ("ESPP"). Under the ESPP, a total of 500,000 shares of the Company's Common Stock may be purchased by employees (except executive officers) of the Company through payroll deductions. There are two separate six-month offering periods per year, whereby the purchase price per share is equal to 90% of the lower of the beginning or ending quoted closing market price of each offering period. During fiscal 1996, 70,586 shares of treasury stock were re-issued pursuant to this plan. The impact of the ESPP on the proforma in the preceding paragraph was immaterial.


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

In the event that, at any time following the Stock Acquisition Date, (i) the Company is acquired in a merger or other business combination transaction and the Company is not the surviving corporation, (ii) any person consolidates or merges with the Company and all or part of the Company Common Stock is converted or exchanged for securities, cash or property of any other person or (iii) 50% or more of the Company's assets or earning power is sold or transferred, then each holder of a right will have the right to receive, upon exercise, common stock of the Acquiring Person having a current market value equal to two times the exercise price of the right.


(11)	INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                             Current       Deferred        Total
                           ----------     ----------     ----------
     Fiscal 1996
       Federal              $  (5,954)     $    (756)     $  (6,710)
       State                      297           (105)           192
                           ----------     ----------     ----------
          Total             $  (5,657)     $    (861)     $  (6,518)
                           ==========     ==========     ==========
     Fiscal 1995
       Federal             $    4,327      $ (5,539)      $  (1,212)
       State                    1,139        (1,376)           (237)
                           ----------     ----------     ----------
          Total            $    5,466      $ (6,915)      $  (1,449)
                          ===========     =========      ==========

     Fiscal 1994
       Federal             $  19,011       $ (5,923)      $  13,088
       State                   1,109           (344)            765
                           ----------     ----------     ----------
          Total            $  20,120       $ (6,267)      $  13,853
                          ===========     =========      ==========

Deferred income tax balances, and the deferred component of the provision for income taxes, relate to the following cumulative temporary differences:

                                         February 1,         February 3,
                                            1997                1996
                                        -----------         -----------
     Inventory                          $     4,452         $     8,377
     Accounts receivable reserves             5,772               5,316
     Acquisition accruals                     9,362              10,034
     Employee benefits                        2,385               3,378
     Depreciation                               413                 653
     Litigation and related contingencies     1,683               3,297
     Net operating loss carryforwards        24,933              15,236
     Other accruals                           8,196               4,850
                                        -----------         -----------
                                             57,196              51,141
     Valuation allowance                    (27,575)            (22,381)
                                        -----------         -----------
     Deferred tax asset                 $    29,621         $    28,760
                                        ===========         ===========

The Company has available approximately $63,000 of net operating loss carryforwards that expire in various years ranging from 2008 to 2012. Utilization of certain of these losses is subject to an annual limit. A valuation allowance has been provided to the extent the Company has estimated that it is more likely than not that a portion of the gross deferred tax asset will not be realized. In the event that the tax benefits related to the acquisition of FNOW are subsequently realized, in excess of previously recorded amounts, the benefit will be recorded as a credit to goodwill.

The long-term portion of the deferred tax asset ($17,760 at February 1, 1997 and $12,719 at February 3, 1996) is recorded in other assets on the Consolidated Balance Sheets.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                               Fiscal    Fiscal    Fiscal
                                                1996      1995      1994
                                               -------  -------    ------
  Federal statutory rate                       (35.0)%   (35.0)%     35.0%
  State income taxes, net of federal benefit     0.2      (1.5)       1.4
  Amortization/write-off of intangibles         20.2      23.9        4.9
  Change in valuation allowance                  8.7        --         --
  Tax-exempt investment income                    --      (0.8)      (2.0)
  Other                                           --      (0.8)       0.4
                                                -------  -------    ------
                                                (5.9)%   (14.2)%     39.7%



(12)	SUPPLEMENTAL CASH FLOW INFORMATION

The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

                                        Fiscal       Fiscal      Fiscal
                                         1996         1995        1994
                                     ---------     ---------   ---------
Details of acquisitions:
 Fair value of assets acquired       $  15,889    $ 245,250    $  39,501
 Liabilities assumed and acquisition-
   related accruals                     5,655       208,716          400

Details of other financing activities:
 Accrual of dividends                     120            --        3,119
 Capital leases                         1,820         6,927           --

Cash paid during the year for:
 Interest                              16,234         4,656        1,518
 Income taxes                             172         2,526       19,865


(13)	MAJOR SUPPLIERS

The Company has authorized dealership or distributorship agreements with various vendors. Products from certain of these vendors comprised the following percentages of the Company's revenues during fiscal 1996, fiscal 1995 and fiscal 1994:

                                Fiscal     Fiscal      Fiscal
                                 1996       1995        1994

     Hewlett-Packard Company     26%        25%         24%
     Compaq Computer Corp.       26%        24%         25%
     IBM Corp.                   12%        15%         15%
     Apple Computer, Inc.         4%         8%         12%

No other vendors' products comprised more than 10% of the Company's revenues during fiscal 1996, fiscal 1995 or fiscal 1994.


(14)	EMPLOYEE BENEFIT PLAN

The Company has a 401(k) tax deferred savings plan (the "Plan") permitting eligible employees to defer a portion of their total compensation through contributions to the Plan. FNOW also had a 401(k) tax deferred savings plan prior to the acquisition. These plans were merged on January 1, 1996.
 The Company matches $0.50 for each dollar contributed by participants subject to certain limitations. The Company's contributions under the Plan for fiscal 1996, fiscal 1995 and fiscal 1994 were $1,422, $722 and $426, respectively.


(15)	COMMITMENTS

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


(16)	CONTINGENCIES

In December 1994, several class action lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania (Civil Action Nos. 94-3753, 94-CV-7410, 94-CV-7388, and 94-CV-7405) against the
Company and certain directors and officers; these lawsuits were consolidated with a class action lawsuit filed in 1992 against the Company, certain directors and officers, and the Company's auditor's in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 92-CV-1905). A derivative lawsuit was also filed in December 1994 in the Court of Common Pleas of Philadelphia County (No. 803) against the Company and certain of its directors and officers. These lawsuits alleged violations of certain disclosure and related provisions of the federal securities laws and breach of fiduciary duties, including allegations relating to the Company's practices regarding vendor marketing funds, and sought damages in unspecified amounts as well as other monetary and equitable relief. The Company has reached a tentative settlement of the class and derivative actions, without admitting any liability, under which the class and derivative plaintiffs will receive a total of $10 million. Of the $10 million, the Company will be contributing $3.8 million and the balance will be funded by insurance. The settlements are subject to court approval. Management cannot predict when the final settlements will be approved. The amount required to be paid by the Company had been accrued in fiscal 1994.

In addition, the Company is involved in various litigation and arbitration matters in the ordinary course of business. The Company believes that it has meritorious defenses in and is vigorously defending against all such matters. Management believes the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

(17)	SEGMENT INFORMATION

Commencing with the acquisition of FNOW, the Company began operating in two segments: sales of computer-related products primarily to its Network ("Indirect Business") and sales and services of computer-related products to end-users ("Direct Business").

The following summarizes certain financial data by industry segment.


                          Indirect     Direct      Elimi-
    Fiscal 1996           Business    Business    nations     Total
-----------------------  ----------   --------   ---------  ----------
Sales to unaffiliated
  customers              $2,569,793   $776,764   $    --    $3,346,557
Inter-segment sales         516,469      2,878   (519,347)        --
                         ----------   --------   ---------  ----------

  Total revenues (1)      3,086,262    779,642   (519,347)   3,346,557

Operating loss	             (63,752)  	(34,281)        --       	(98,033)
Identifiable assets         452,525 	   246,556        --       699,081
Capital expenditures         12,026      5,517        --        17,543
Depreciation
  and amortization           16,265 	    11,313        --        27,578


                          Indirect     Direct      Elimi-
    Fiscal 1995           Business    Business    nations     Total
-----------------------  ----------   --------   ---------  ----------
Sales to unaffiliated
  customers	              $3,121,723   $466,376   $     --  	$3,588,099
Inter-segment sales	         277,417      2,890   (280,307)          --
                          ----------   --------   ---------  ----------

  Total revenues (1)      3,399,140     469,266   (280,307)   3,588,099

Operating loss              (2,914)      (2,609)        --       (5,523)
Identifiable assets        530,300      309,049         --       839,349
Capital expenditures        31,443        2,994         --        34,437
Depreciation
  and amortization          14,418        5,663         --        20,081


(1) Total revenues for the Indirect Business include transfers to the Direct Business at cost plus a fee for handling, distribution and other services.

(18)	QUARTERLY FINANCIAL DATA (unaudited)

Selected quarterly financial data for fiscal 1996 and fiscal 1995, are as follows:

                     First     Second      Third     Fourth       Fiscal
Fiscal 1996         Quarter    Quarter   Quarter(1)  Quarter       Year
--------------     ---------  ---------  ---------  ---------  -----------
Revenues           $ 877,939  $ 866,700  $ 861,986  $ 739,932  $ 3,346,557
Gross profit          45,584     44,715     30,018     35,557      155,874

Net loss              (3,194)    (2,376)   (93,440)    (5,164)    (104,174)

Loss per share     $   (0.09) $   (0.07) $   (2.68) $   (0.14) $     (2.98)


                    First      Second      Third     Fourth      Fiscal
Fiscal 1995        Quarter    Quarter(2) Quarter(3)  Quarter      Year
--------------    ---------   ---------  ---------  ---------  -----------
Revenues          $ 827,439   $ 881,614  $ 944,223  $ 934,823  $ 3,588,099

Gross profit         37,675      27,038     48,427     42,697      155,837

Net income (loss)     4,890      (5,934)   (13,533)    (4,911)     (19,488)

Income (loss)
 per share        $    0.16   $   (0.19) $   (0.40) $   (0.14) $     (0.59)


(1) During the third quarter of fiscal 1996, the Company recorded impairment losses of $61.6 million (See Note 7), branch closure costs of $9.8 million (See Note 8), and other charges totaling $21.7 million (See
Note 9) which consisted of charges to cost of goods sold of $15.7 million, the establishment of reserves for certain accounts receivable of $2.2 million, and write-offs for unutilized property and equipment and miscellaneous accruals totaling $3.8 million.

(2) During the second quarter of fiscal 1995, the Company recorded an inventory-related charge of approximately $10.2 million in connection with warehouse consolidations. This charge reflected current estimates of inventory obsolescence, damaged merchandise and inventory losses.

(3) During the third quarter of fiscal 1995, the Company incurred charges of approximately $14 million consisting primarily of severance costs in connection with a reduction in the Company's workforce and a charge related to certain management information systems projects reevaluated and realigned following the acquisition of FNOW.


The sum of the quarterly net income (loss) per share amounts does not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.

         Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	None.


                               PART III


          Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

	The information contained in the sections titled "Election of Directors" in the Proxy Statement for the 1997 Annual Shareholders' Meeting (the "Proxy Statement"), with respect to directors of the Company, and the information contained in the section titled "Item 1. Business - Executive Officers of the Company" in Part I of this Form 10-K, with respect to executive officers of the Company, are incorporated herein by reference in response to this item.


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

     (1)  Financial statements:

          Report of Independent Accountants

          Consolidated Balance Sheets, February 1, 1997
          and February 3, 1996

          Consolidated Statements of Operations, Years ended February 1, 1997, February 3, 1996 and January 28, 1995

          Consolidated Statements of Shareholders'
          Equity, Years ended February 1, 1997, February 3, 1996 and January 28, 1995

          Consolidated Statements of Cash Flows,
          Years ended February 1, 1997, February 3, 1996 and January 28,
          1995

          Notes to Consolidated Financial Statements


     (2)  Financial Statement Schedules:

          Schedule II - Valuation and Qualifying Accounts and Reserves


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

     * 3.7 Amendments to By-Laws of the Company effective July 4, 1990. (Exhibit 3.7 to the 1990 Form 10-K.)

     * 3.8 Articles of Amendment to the Articles of Incorporation of the Company filed on April 9, 1990. (Exhibit 3.8 to the 1990 Form 10-K.)

     * 3.9 Statement with Respect to Shares of the Company, filed with the Pennsylvania Secretary of State on October 16, 1996 (Exhibit
           99.2 to the Company's Report on Form 8-K dated October 16,
           1996.)

     * 4 Rights Agreement dated as of March 22, 1996, between the Company and Chemical Mellon Shareholder Services L.L.C., including Form of Series A Rights Certificate (Exhibit A), Form of Certificate of Designation (Exhibit B), and Form of Summary of Rights (Exhibit C). (Exhibit 4.1 to the Company's Report on Form 8-K dated March 8, 1996.)

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

     *10.7 COMPAQ Computer Corporation Central Purchase Agreement between
           Entre and COMPAQ.  (Exhibit 10.15 to the 1989 Registration
           Statement.)

     *10.8 IBM Personal Computer Agreement between CPA and IBM.  (Exhibit
           10.24 to the 1989 Registration Statement.)

     *10.9 Dealer Sales Agreement between CPA and Apple. (Exhibit 10.25 to the 1989 Registration Statement.)

     *10.10 Addendum to Dealer Sales Agreement between CPA and IBM (and related documents). (Exhibit 10.29 to the 1989 Registration Statement.)

     *10.11 Richard D. Sanford Deferred Compensation Agreement. (Exhibit
            10.33 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 30, 1994.) **

     *10.12 Lease Agreement between Harbin Group, L.P. and the Company dated May 17, 1994. (Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended January 28, 1995 [the 1994 Form 10-K"].)

     *10.13 Lease Agreement between Quebec Court Joint Venture No. 2 and the Company dated June 3, 1995. (Exhibit 10.17 to the 1994 Form 10-K.)

     *10.14 Agreement and Plan of Merger dated as of April 28, 1995 among the Company, IE Ohio Acquisition Corp. and The Future Now, Inc. (Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 1995.)

     *10.15 1995 Long-Term Incentive Plan (Exhibit 4.1 of the Company's
            Registration Statement No. 33-60771 filed on June 30, 1995 [the "1995 Registration Statement"].) **

     *10.16 1995 Employee Stock Purchase Plan (Exhibit 4.2 to the 1995
            Registration Statement.) **

     *10.17 Amendment No. 1 to Agreement and Plan of Merger dated July 6,
            1995 (Exhibit 2.2 of the Company's Registration Statement No. 33-61605 filed on August 4, 1995)

     *10.18 Amended and Restated Inventory and Working Capital Financing
            Agreement dated as of April 5, 1996 by and among the Company and IBM Credit Corporation (Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 4, 1996.)

     10.19 Letter Agreement between Michael Norris and the Company dated August 8, 1996.**

     10.20 Stock Purchase Agreement between Ingram Micro, Inc. and the Company dated April 29, 1997.

      21    Subsidiaries of the Company.

      23    Consent of Price Waterhouse LLP.



*  Incorporated by reference
** Management contract or compensatory plan or arrangement

(b)  Reports filed on Form 8-K during last fiscal quarter of 1996.

The Company filed a Current Report on Form 8-K dated October 16, 1996 (the "Form 8-K") reporting, under Item 5, the sale by the Company of 5,000 shares of Series B Convertible Preferred Stock and warrants to purchase 225,000 shares of Common Stock (See Note 10 to the Consolidated Financial Statements), and the initial public offering of shares of common stock of XLConnect Solutions, Inc., a subsidiary of the Company. The Company filed an amendment to the Form 8-K on January 21, 1997 reporting, under Item 5, the sale by the Company of 10,000 additional shares of Series B Convertible Preferred Stock and warrants to purchase an additional 225,000 shares of Common Stock (See Note 10 to the Consolidated Financial Statements).

                                                                                                   Schedule II

                                              INTELLIGENT ELECTRONICS, INC. and Subsidiaries

                                                    Valuation and Qualifying Accounts and Reserves

                                      Years ended January 28, 1995, February 3, 1996 and February 1, 1997


                                                                 Additions
                                                         -------------------------
                                            Balance at    Charged to    Charged to                  Balance at
                                            beginning     costs and      other         Deductions/     end
           Description                      of period     expenses       accounts      write-offs   of period
-------------------------------------      -----------   -----------  ------------    -----------  -----------
Allowance for doubtful accounts:

   Year ended January 28, 1995               $398,000       $336,000           --      ($436,000)    $298,000
                                           ==========     ==========   ===========    ==========   ==========
   Year ended February 3, 1996               $298,000     $3,875,000   $5,748,000 *  ($1,012,000)  $8,909,000
                                           ==========     ==========   ==========     ==========   ==========
   Year ended February 1, 1997             $8,909,000     $4,721,000           --    ($5,529,000)  $8,101,000
                                           ==========     ==========   ==========     ==========   ==========












* Allowance for doubtful accounts acquired as part of the acquisition of The Future Now, Inc.

<PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTELLIGENT ELECTRONICS, INC.


Date: May 1, 1997                   /s/ Richard D. Sanford
                                    ------------------------------
                                    Richard D. Sanford,
                                    Chief Executive Officer
                                    and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  May 1, 1997                  /s/ Richard D. Sanford
                                    ------------------------------
                                    Chief Executive Officer,
                                    and Chairman of the Board

Date:  May 1, 1997                  /s/ Michael A. Norris
                                    ------------------------------
                                    Michael A. Norris, President,
                                    and Chief Executive Officer
                                    of the Reseller Network

Date:  May 1, 1997                  /s/ Thomas J. Coffey
                                    ------------------------------
                                    Thomas J. Coffey, Chief Financial
                                    Officer, Senior Vice President,
                                    Treasurer and
                                    Principal Accounting Officer

Date:  May 1, 1997                  /s/ Barry M. Abelson
                                    ------------------------------
                                    Barry M. Abelson, Director

Date: May 1, 1997                   /s/ Christopher T.G. Fish
                                    ------------------------------
                                    Christopher T.G. Fish, Director

Date:  May 1, 1997                  /s/ Roger J. Fritz
                                    ------------------------------
                                    Roger J. Fritz, Director

Date:  May 1, 1997                  /s/ Arnold S. Hoffman
                                    ------------------------------
                                    Arnold S. Hoffman, Director

Date:  May 1, 1997                  /s/ William E. Johnson
                                    ------------------------------
                                    William E. Johnson, Director

Date:  May 1, 1997                  /s/ John A. Porter
                                    ------------------------------
                                    John A. Porter, Director

Date:  May 1, 1997                  /s/ Gregory A. Pratt
                                    ------------------------------
                                    Gregory A. Pratt, Director

Date:  May 1, 1997                  /s/ William L. Rulon-Miller
                                    ------------------------------
                                    William L. Rulon-Miller, Director