Form 10-K/A
period 1997-02-01
INTELLIGENT ELECTRONICS INC
filed 1997-06-02
CIK 814430

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes _X_    No __

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 8, 1997:

                  Common Stock, $.01 Par Value - $102,635,172

The number of shares outstanding of the issuer's common stock as of April
8, 1997:

                   Common Stock, $.01 Par Value - 36,049,641

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The following items were to be incorporated by reference from the Proxy Statement for the 1997 Annual Shareholders' Meeting of Intelligent Electronics, Inc. (the "Company") and are now filed by this Amendment No. 1 on Form 10-K/A to the Company's Annual Report on Form 10-K.



                                  PART III

           Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

	The following table sets forth certain information regarding the directors of the Company. Information regarding the executive officers of the Company can be found in Item 1 of the Company's Form 10-K filed on May 2, 1997.

                                           Term Expires at
         Name                   Age       Annual Meeting in
     ------------------------------------------------------

     Roger J. Fritz             68              1997
     Arnold S. Hoffman          61              1997
     Michael A. Norris          46              1997
     John A. Porter             52              1997
     Barry M. Abelson           51              1998
     William E. Johnson         55              1998
     William L. Rulon-Miller    48              1998
     Christopher T.G. Fish      54              1999
     Gregory A. Pratt           48              1999
     Richard D. Sanford         53              1999


	Roger J. Fritz has been a director of the Company since its incorporation in 1982. For more than five years, Mr. Fritz has been President of Organization Development Consultants of Naperville, Illinois, an organizational development/management consulting firm.

	Arnold S. Hoffman has been a director of the Company since August 1985. In January 1992, Mr. Hoffman became a Senior Managing Director of Legg Mason Wood Walker Incorporated, an investment banking firm ("Legg Mason"). From September 1990 to that date, Mr. Hoffman was Chairman of the Middle Market Group, L.P., an investment banking firm. Mr. Hoffman also serves on the Board of Directors of SunSource L.P.

	Michael A. Norris joined the Company in August 1996 as President of the Company and Chief Executive Officer of its Reseller Network.
Mr. Norris was appointed a director of the Company in September 1996.
Prior to joining the Company, Mr. Norris held various executive positions at Compaq Computer Corporation since July 1992, the most recent as Vice President of North American Sales. Prior to that, Mr. Norris held the position of Executive Vice President for Murata Business Systems from 1988 through July 1992.

	John A. Porter has been a director of the Company since May 1994. Mr. Porter has been Vice Chairman of WorldCom, Inc. (formerly LDDS/Metro Media Communications), a long-distance carrier, since the fall of 1993. From
1988 until its merger with Metro Media Communications in 1993, he served as Chairman of LDDS. Mr. Porter is the president and sole shareholder of PM Restaurant Group, Inc., which filed a petition under Chapter 11 of the U.S. Bankruptcy Code in March 1995. Mr. Porter also serves on the Board of Directors of Uniroyal Technology Corporation and XLConnect Solutions, Inc., an 80%-owned subsidiary of the Company ("XLConnect").

	Barry M. Abelson has been a director of the Company since January 1989. In May 1992, he joined the law firm of Pepper, Hamilton & Scheetz LLP, Philadelphia, Pennsylvania, as a partner. Prior thereto, Mr. Abelson had been a partner of the law firm of Braemer Abelson & Hitchner, Philadelphia, Pennsylvania (and its predecessor firms). Mr. Abelson also serves on the Board of Directors of Covenant Bank for Savings and XLConnect.

	William E. Johnson has been a director of the Company since November 1994. He has been President of William E. Johnson Associates, a private investment company, since 1993. From 1986 to 1992, Mr. Johnson served as Chairman and CEO of Scientific Atlanta, a telecommunications company, and serves on the Board of Directors of XLConnect.

	William L. Rulon-Miller serves as Senior Vice President and Co-Director of Corporate Finance for Janney Montgomery Scott Inc., an investment banking firm with which he has held several positions since 1979. Mr. Rulon-Miller was a director of the Company from April 1983 until December 1986, and was re-elected to the Board in November 1987. Mr. Rulon-Miller also serves on the Board of Directors of Mothers Work, Inc.

	Christopher T.G. Fish has been a director of the Company since its incorporation in 1982. For more than five years, Mr. Fish has been a principal of Sprint Investments, S.A., an investor company which is a holder of the Company's Common Stock. Mr. Fish resides in the Channel Islands, U.K. and is a citizen of the United Kingdom.

	Gregory A. Pratt has been a director of the Company since May 1994. Mr. Pratt joined the Company in March 1992 as Executive Vice President and was appointed to the position of President and Chief Operating Officer shortly thereafter. Mr. Pratt resigned as President and Chief Operating Officer and was elected Executive Vice President in April 1996. Mr. Pratt resigned as the Company's Executive Vice President on December 6, 1996. Since that time, Mr. Pratt has been President and Chief Executive Officer of Pratt Capital Advisors, Inc., a private investment company.

	Richard D. Sanford has been the Company's Chairman and Chief Executive Officer since he founded the Company in May 1982. Mr. Sanford was named President of the Company in April 1996, a position which he relinquished when Mr. Norris joined the Company in August 1996. Mr. Sanford is also the Chairman of the Board of Directors of XLConnect.




PAGE

                    BOARD OF DIRECTORS AND COMMITTEES

	The Company's Board of Directors held sixteen meetings during the year ended February 1, 1997 ("fiscal 1996"). During fiscal 1996, each incumbent member of the Board attended at least 75% of the aggregate meetings of the Board and its Committees for which he is a member, except Messrs. Johnson, Porter and Alex A.C. Wilson, a former director of the Company.

	The Board of Directors has established Audit, Compensation and Stock Option, and Executive Committees to devote attention to specific subjects and to assist in the discharge of its responsibilities. The functions of those committees, their current members and the number of meetings held during fiscal 1996 are described below. The Board of Directors has not established a Nominating Committee.

	Audit Committee.    The Audit Committee is currently composed of
Messrs. Fish, Fritz, Johnson, Hoffman, Porter and Rulon-Miller. The functions of the Audit Committee include the recommendation and selection of independent accountants, the review of audit results and the evaluation of internal accounting procedures of the Company. There were two meetings of the Audit Committee during fiscal 1996.

	Compensation and Stock Option Committee.    The Compensation and
Stock Option Committee is currently composed of Messrs. Fritz, Hoffman, Johnson, Porter and Rulon-Miller. The Compensation and Stock Option Committee is responsible for determining the annual salary, bonus and incentive compensation of the Company's executive officers and, on the basis of recommendations received from executive officers, awarding incentive compensation in the form of stock options to the Company's employees generally. The Report of the Compensation and Stock Option Committee is included later in this Form 10-K/A. The Compensation and Stock Option Committee held four meetings and acted by written consent two times during fiscal 1996.

	Executive Committee.   The Executive Committee is currently composed
of Messrs. Abelson, Fish, Fritz, Hoffman, Johnson, Porter, Rulon-Miller and Sanford, and has the authority of the Board of Directors in the management of the business and affairs of the Company, subject to applicable legal limitations. The Executive Committee did not meet during fiscal 1996.


   COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

	Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it with respect to fiscal 1996, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company's equity securities have been met and were filed on a timely basis, except that a Form 4 was filed late by Mr. Johnson in connection with the purchase of shares of Common Stock in February 1996.



                    Item 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid during the years ended February 1, 1997, February 3, 1996 ("fiscal 1995"), and January 28, 1995 ("fiscal 1994"), to the Company's Chief Executive Officer and each of the Company's six other most highly compensated executive officers based on salary and bonus earned during fiscal 1996 (the "named executive officers").

                         SUMMARY COMPENSATION TABLE

                                                                  Long-term
                                                                Compensation
                                                                   Awards
                                                                 -----------
                                                                  Securities
 Name and Principal            Fiscal    Annual Compensation      Underlying        All Other
    Position(1)                 Year     Salary($)   Bonus($)    Options(#)(2)  Compensation($)(3)
--------------------------------------------------------------------------------------------------
Richard D. Sanford               1996    $500,000    $350,000         --          $ 442,758
  Chairman of the                1995     850,000           0      500,000          453,879
  Board and Chief                1994     850,000           0         --            496,945
  Executive Officer

Michael A. Norris                1996(4)  193,654     125,000      750,000          243,843
  President and Chief
  Executive Officer of
  the Reseller Network

Gregory A. Pratt                 1996     256,410     166,667         --             84,423
  Executive Vice President(5)    1995     500,000           0      200,000            8,024
                                 1994     500,000      30,000         --              3,178

Mark R. Briggs                   1996     470,208           0         --             14,761
  Assistant to the Chairman(6)   1995     325,000           0      140,000            4,500
                                 1994     325,000      38,500       50,000            3,792

Timothy D. Cook                  1996     300,385           0      150,000           39,789
  Senior Vice President          1995     250,000      67,500      100,000            1,251
                                 1994(7)   76,923      90,000      100,000                0

Thomas J. Coffey                 1996     340,385     100,000      150,000            2,019
  Senior Vice President,         1995(8)  177,846     100,000      100,000                0
  Treasurer and Chief
  Financial Officer

Kathleen R. Mayo                 1996     140,769       2,500       44,000            3,574
  Secretary(9)                   1995     111,798           0       19,000            1,848
                                 1994     113,752      37,148        5,000            1,825


______________________________________________________________
(1) In each instance, the position indicated is the position held by the executive officer on the last day of fiscal 1996 or, in the case of executive officers not employed by the Company on such date, the final position held by such executive officer with the Company.

(2) The amounts included in this column for fiscal 1996 includes stock options repriced on March 4, 1996 (Mr. Coffey, 100,000; Mr. Cook, 100,000 and Ms. Mayo, 19,000).

(3) Except as indicated below, the amount included in the column for fiscal 1996 represent the matching contribution under the Company's 401(k) Plan (Mr. Sanford, $4,750, Mr. Pratt, $1,000, Mr. Briggs, $1,219, Mr. Cook, $2,019, Mr. Coffey, $2,019 and Ms. Mayo, $3,574),
     director's fees (Mr. Sanford, $7,500 and Mr. Pratt, $6,500), reimbursement of relocation expenses and related tax gross-up (Mr. Norris, $243,843 and Mr. Cook, $37,770) and severance payments (Mr. Pratt, $76,923 and Mr. Briggs, $13,542). The Company is a party to "split dollar" life insurance agreements with a trust established by Mr. Sanford (of which Mr. Abelson, a member of the Board of Directors, is the trustee) under which the trust pays the portion of the premiums attributable to the term life insurance component of permanent life insurance policies insuring the life of Mr. Sanford and owned by the trust, and the Company pays the balance of the premiums. Upon the termination of the agreements or Mr. Sanford's death, all premiums previously advanced by the Company under the policies are required to be repaid by the trust. The Company retains an interest in the policies' cash values and excess death benefits to secure the trust's repayment obligation. Included in the amounts shown for Mr. Sanford in fiscal 1996, 1995 and 1994 are amounts representing the value of the premium payments by the Company in such years, projected on an actuarial basis assuming that Mr. Sanford retires at age 65 and the agreements are then terminated. In addition, in fiscal 1994, the Company entered into a deferred compensation agreement with Mr. Sanford which provides for the Company to credit $716,715 annually for Mr. Sanford's account for five years commencing in fiscal 1994, together with interest at an annual rate of 7%, compounded annually. All credited amounts will be paid to Mr. Sanford in five equal annual installments commencing in fiscal 1999. In the event of his death, disability, termination by the Company without cause or a change of control of the Company, all amounts not yet credited for future periods will be credited and all credited amounts will be paid to Mr. Sanford.

(4) Mr. Norris began his employment with the Company on August 27, 1996. See "Employment and Severance Agreements."

(5) On December 6, 1996, Mr. Pratt resigned his position as Executive Vice President. See "Employment and Severance Agreements."

(6) Mr. Briggs resigned as Assistant to the Chairman on December 31, 1996. See "Employment and Severance Agreements."

(7) Mr. Cook began his employment with the Company on October 10, 1994. See "Employment and Severance Agreements."

(8) Mr. Coffey began his employment with the Company on July 3, 1995. See "Employment and Severance Agreements."

(9)	Ms. Mayo resigned as Secretary on March 31, 1997.

                  OPTION GRANTS DURING FISCAL 1996

The following table provides information related to options to purchase Common Stock which were granted to the named executive officers during fiscal 1996.

                                                                                    Potential Realizable
                                                                                      Value at Assumed
                                                                                    Annual Rates of Stock
                                 Individual Grants                                 Price Appreciation for
                                    % of Total                                          Option Terms
                                  Options Granted     Exercise or
                        Options   to Employees in     Base Price      Expiration
   Name                 Granted     Fiscal Year        Per Share         Date         5% (1)       10% (1)
------------------------------------------------------------------------------------------------------------
Richard D. Sanford        --             --               --              --             --            --
Michael A. Norris      750,000(2)      17.2%            $7.00           8/27/06    $ 3,301,697   $ 8,367,148
Gregory A. Pratt          --             --               --              --             --            --
Mark R. Briggs            --             --               --              --             --            --
Timothy D. Cook        100,000(3)       2.3%             8.00          10/10/04        217,536       718,288
                        50,000(4)       1.1%             6.50           4/24/06        204,391       517,966
Thomas J. Coffey       100,000(5)       2.3%             8.00           7/3/05         254,367       827,496
                        50,000(6)       1.1%             6.6875         3/4/06         210,287       532,908
Kathleen R. Mayo (7)     3,000          0.1%             8.00          12/5/01           2,568        10,725
                         1,000           *               8.00           3/10/03          1,418         5,052
                         5,000          0.1%             8.00           2/25/04          9,356        31,545
                        10,000          0.2%             8.00           6/8/05          25,085        81,691
                        25,000          0.6%             6.6875         3/4/06         105,143       266,454
_______________________
*    Less than 0.1%

(1) The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the Company's Common Stock over the term of the options.

(2) The options are exercisable in four equal annual installments beginning August 27, 1997.

(3) The options were originally granted on October 10, 1994 and were repriced on February 25, 1995 and March 4, 1996. The original vesting schedule was retained and the options are exercisable in five equal annual installments beginning October 10, 1995.

(4) The options are exercisable in five equal annual installments beginning April 24, 1997.

(5) The options were originally granted on July 3, 1995 and were repriced on March 4, 1996. The original vesting schedule was retained and the options are exercisable in five equal annual installments beginning July 3, 1996.

(6) The options are exercisable in five equal annual installments beginning March 4, 1997.

(7) The options were canceled on April 30, 1997.

               AGGREGATED OPTION EXERCISES DURING FISCAL 1996 AND
                     OPTION VALUES AT FEBRUARY 1, 1997

	 The following table provides information related to options to purchase Common Stock which were exercised by the named executive officers during fiscal 1996 and the number and value of options held on February 1, 1997.

                                                                                       Value of Unexercised
                                                         Number of Unexercised             In-the-Money
                                                              Options/SARs                 Options/SARs
                     Shares Acquired       Value              at FY-End (#)                at FY-End ($)(2)
    Name              on Exercise(#)   Realized($)(1)   Exercisable  Unexercisable   Exercisable  Unexercisable
---------------------------------------------------------------------------------------------------------------
Richard D. Sanford        0                  0            460,000        40,000            0            0
Michael A. Norris         0                  0                  0       750,000            0            0
Gregory A. Pratt          0                  0            245,000       105,000            0            0
Mark R. Briggs       10,000             $8,750             56,000        74,000            0            0
Timothy D. Cook           0                  0             40,000       110,000            0            0
Thomas J. Coffey          0                  0             20,000       130,000            0            0
Kathleen R. Mayo          0                  0              7,600        36,400            0            0


(1) Represents the difference between the exercise price and the market value on the date of exercise.

(2)  Value based on the closing price of $4.25 per share on January 31, 1997.


                      TEN-YEAR OPTION REPRICING

	The following table provides information related to options to purchase Common Stock of the Company, which were repriced for executive officers during fiscal 1995 and fiscal 1996.



                                  Number of
                                  Securities   Market Value    Exercise                    Length of
                                  Underlying     of Stock      Price at        New      Original Option
                                   Options      at Time of      Time of     Exercise      Term at Time
    Name                  Date    Repriced(#)   Repricing($)  Repricing($)   Price($)     of Repricing
---------------------------------------------------------------------------------------------------------
Richard D. Sanford      02/25/95    450,000        $9.75         $22.875      $13.25    8 years 267 days
Gregory A. Pratt        02/25/95     50,000         9.75          15.00        13.25    8 years 13 days
                        02/25/95    100,000         9.75          24.875       13.25    8 years 300 days
Mark R. Briggs          02/25/95     30,000         9.75          15.50        13.25    6 years 283 days
                        02/25/95     10,000         9.75          15.00        13.25    8 years 13 days
                        02/25/95     50,000         9.75          24.00        13.25    9 years 0 days
Timothy D. Cook         03/04/96    100,000         6.6875        13.25         8.00    8 years 220 days
                        02/25/95    100,000         9.75          16.25        13.25    9 years 228 days
Thomas J. Coffey        03/04/96    100,000         6.6875        13.375        8.00    9 years 121 days
Kathleen R. Mayo(1)     03/04/96      3,000         6.6875        13.25         8.00    5 years 276 days
                        03/04/96      1,000         6.6875        13.25         8.00    7 years 6 days
                        03/04/96      5,000         6.6875        13.25         8.00    7 years 358 days
                        03/04/96     10,000         6.6875        13.125        8.00    9 years 96 days
                        02/25/95      3,000         9.75          15.50        13.25    6 years 238 days
                        02/25/95      1,000         9.75          15.00        13.25    8 years 13 days
                        02/25/95      5,000         9.75          24.00        13.25    9 years 0 days
Stephanie D. Cohen(2)   03/04/96      8,000         6.6875        10.375        8.00    5 years 276 days
                        03/04/96     20,000         6.6875        13.25         8.00    4 years 327 days
                        03/04/96     60,000         6.6875        13.25         8.00    5 years 276 days
                        03/04/96      5,000         6.6875        13.25         8.00    7 years 6 days
                        03/04/96     50,000         6.6875         9.25         8.00    9 years 62 days
                        02/25/95     20,000         9.75         14.125        13.25    5 years 335 days
                        02/25/95     60,000         9.75          15.50        13.25    6 years 283 days
                        02/25/95      5,000         9.75          15.00        13.25    8 years 13 days

___________________________
(1)  Ms. Mayo resigned as the Company's Secretary on March 31, 1997.

(2) In conjunction with assuming the duties of Executive Vice President and Chief Financial Officer of XLConnect Solutions, Inc., an 80%-owned subsidiary of the Company, Ms. Cohen ceased serving as the Company's Vice President, Secretary and Treasurer on May 16, 1996.

                         DIRECTOR COMPENSATION

	Directors received $500 for each Board meeting attended during fiscal 1996. Directors are also reimbursed for expenses in attending Board meetings. There was no additional compensation for participation in or attendance at Committee meetings.


                EMPLOYMENT AND SEVERANCE AGREEMENTS

	In connection with Mr. Pratt's assumption of the position of Executive Vice President of the Company in April 1996, Mr. Pratt entered into an employment agreement with the Company. The agreement provided for Mr.
Pratt to receive a base annual salary of $300,000, together with an annual bonus of at least $200,000 if certain performance objectives are achieved.
Mr. Pratt resigned from the Company on December 6, 1996. Mr. Pratt's employment agreement: (i) requires the Company to pay Mr. Pratt $500,000 in 12 monthly installments during the one-year period following termination ("Severance Payment"); and (ii) prohibits Mr. Pratt from competing with the Company and from soliciting the Company's employees while Mr. Pratt remains a member of the Board. In addition, Mr. Pratt has been retained to perform certain consulting services which may result in additional compensation from the Company in an amount not yet determined.

	In March 1996, Mr. Briggs entered into an agreement with the Company providing for the termination of his employment effective September 30, 1996 and for certain payments and other benefits to be provided by the Company to Mr. Briggs following the termination of his employment. This agreement was amended in September 1996 to: (i) extend the termination date to December 31, 1996; and (ii) to provide for a one-time payment in an amount equal to $100,000 and a payment of $20,000 for each of certain acquisitions entered into by the Company. The amended agreement provides that for a period of 18 months following the termination of his employment, Mr. Briggs will continue to receive payment equal to his current base annual salary of $325,000, participate in the Company's medical program, and vest in his stock options. During such 18-month period, Mr. Briggs is prohibited from working for certain of the Company's competitors, soliciting the Company's customers and suppliers, or employing or retaining the Company's employees.

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

	In April 1997, Mr. Coffey's employment agreement was replaced by an agreement pursuant to which Mr. Coffey agreed that his employment with the Company will terminate on May 15, 1997 or upon the filing of the Company's Form 10-K for fiscal 1996 with the Securities and Exchange Commission,
whichever occurs first (the "Separation Date").   The Separation Date has
been extended upon mutual agreement of Mr. Coffey and the Company. Mr. Coffey can terminate his employment at any time by giving the Company two weeks written notice. The Company has agreed to pay Mr. Coffey, as salary continuation, a sum equal to $525,000 during the 18 months following the Separation Date (the "Severance Period"), subject to acceleration upon a change of control of the Company and certain other events. In addition, Mr. Coffey will receive up to $20,000 for outplacement services and certain legal expenses. Mr. Coffey will be entitled to receive medical benefits during the Severance Period, unless he is covered by a new employer. Mr. Coffey's stock options will continue to vest in accordance with their terms during the Severance Period.

	In May 1996, Mr. Cook entered into an employment agreement with the Company. The agreement provides for Mr. Cook to receive a base annual salary of $300,000 and reflects the grant to Mr. Cook of options to purchase 50,000 shares of Common Stock on April 24, 1996. The agreement provides that if Mr. Cook's employment is terminated by the Company without cause: (i) the Company will be required to pay Mr. Cook his base annual salary as in effect at the time of termination in 12 monthly installments during the one-year period following termination and (ii) Mr. Cook will be prohibited from working for certain of the Company's competitors and from soliciting the Company's employees during such period. For purposes of this agreement, Mr. Cook's employment will be considered to have been terminated by the Company without cause if, following a change in control of the Company, Mr. Cook voluntarily terminates his employment as a result of a reduction in his base salary or a material reduction in his duties or responsibilities.

	In April 1997, Mr. Cook entered into another agreement with the Company providing for his retention as an executive until the earlier of a sale of the Indirect Business and July 31, 1997 or, at the option of the Company and subsequent to certain conditions, September 15, 1997 (the "Retention Period"). During the Retention Period, the Company is required to pay Mr. Cook an annual base salary of $300,000. In addition, if Mr. Cook remains with the Company through the Retention Period, he will be entitled to a $150,000 bonus. Furthermore, pursuant to the agreement, Mr. Cook earned a $100,000 bonus upon the execution of the Acquisition Agreement and will earn an additional $100,000 bonus if the Sale of the Indirect Business is completed before October 31, 1997. If Mr. Cook remains employed by the Company through the Retention Period, Mr. Cook will receive as salary continuation his base salary of $300,000 for the 12 month period following the subsequent termination of his employment with the Company, other than a termination by the Company with cause. If Mr. Cook is employed by an acquiring company, such salary continuation will cease on April 30, 1998.

	In August 1996, Mr. Norris entered into an employment agreement with the Company. The agreement provides for Mr. Norris to receive a base annual salary of $475,000, with an opportunity to receive a bonus of up to an additional $250,000 per year. Mr. Norris also received reimbursement of his relocation expenses, unused country club dues and private school tuition and related tax gross-up. In addition, the Company has agreed to pay for the premiums on Mr. Norris' life insurance policy. The Company also agreed to reimburse Mr. Norris for any interest expense incurred, for a period of one year, in connection with a loan the proceeds of which are used to purchase stock options granted by his former employer. Pursuant to the agreement, Mr. Norris received options to purchase 750,000 shares of the Company's Common Stock, with an exercise price of $7.00 per share (the "Initial Options"). These Initial Options are exercisable in four equal installments, commencing August 27, 1997. The agreement also provides that if Mr. Norris is employed by the Company on January 30, 1999 or the Company terminates Mr. Norris' employment without cause on or before January 30, 1999, the Company is obligated to pay a bonus up to $1,700,000, less any proceeds from the exercise of the Initial Options, based on the price of the Company's Common Stock on January 30, 1999 compared to the exercise price of the Initial Options. Upon termination without cause, Mr. Norris' stock options will continue to vest in accordance with their terms. The agreement provides that for a period of 12 months following the termination of his employment without cause within the first 36 months of his employment, Mr. Norris will continue to receive payment equal to his then-current base salary.


       COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

	Arnold S. Hoffman, a member of the Compensation and Stock Option Committee, is a Senior Managing Director of Legg Mason, an investment banking firm that provides advisory services to the Company. Legg Mason provided financial advisory services to the Company and rendered the fairness opinion to the Board of Directors in connection with the proposed Sale of the Indirect Business.

	William L. Rulon-Miller, a member of the Compensation and Stock Option Committee, is a Senior Vice President and Co-Director of Corporate Finance for Janney Montgomery Scott Inc. ("JMS"), an investment banking firm that provides advisory services to the Company. JMS rendered fairness opinions to the Board of Directors in connection with certain transactions in fiscal 1996 and provided investment advisory services in connection with the issuance of the Company's Series B Convertible Preferred Stock in fiscal
1996.

                       STOCK PERFORMANCE CHART

	The following chart compares the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock during the five fiscal years ended February 1, 1997, with the cumulative total return on the S&P Mid Cap 400 Index and a peer index comprised of seven companies. The comparison assumes $100 was invested on February 1, 1992 (with dividends reinvested), in the Company's Common Stock, the S&P Mid Cap 400 Index and a composite index, weighted by market capitalization, of the following seven companies: Compucom Systems, Inc., Dataflex Corporation, Government Technology Services, Inc., Inacom Corp., Merisel, Inc., MicroAge, Inc., and Tech Data Corporation. Ameridata Technologies, Inc., which was a part of the Company's peer group index for fiscal 1995, was purchased by a third-party and is no longer a publicly-traded company.


            COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
          AMONG THE COMPANY, S&P MID-CAP 400, AND PEER GROUP

MEASUREMENT PERIOD                                        INTELLIGENT
FISCAL YEAR ENDED:        PEER GROUP      MID-CAP 400     ELECTORNICS

JANUARY 1992               $100.00          $100.00         $100.00
JANUARY 1993                122.65           111.34           69.46
JANUARY 1994                186.87           128.23          148.30
JANUARY 1995                 99.86           122.08           53.54
JANUARY 1996                106.28           160.50           27.99
JANUARY 1997                154.51           195.66           25.04

               COMPENSATION AND STOCK OPTION COMMITTEE
                   REPORT ON EXECUTIVE COMPENSATION

	The Compensation and Stock Option Committee (the "Committee") for fiscal 1996 consisted of five non-employee directors. The Committee is responsible for determining the annual salary, bonus and incentive compensation of the Company's executive officers and, on the basis of recommendations received from executive officers, awarding incentive compensation in the form of stock options to the Company's employees generally. This report describes the policies of the Committee in establishing the principal components of executive compensation for fiscal 1996.

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

	In fiscal 1996, the Committee determined to reduce the base salary of Richard D. Sanford, the Chairman and Chief Executive Officer, to $500,000.
In contrast with fiscal 1995, Mr. Sanford was also entitled to receive a bonus of up to $1 million based on the price of the Company's Common Stock at the end of fiscal 1996 as compared to fiscal 1995. Although the initial bonus criterion was not met, the Committee determined to pay Mr. Sanford a $350,000 bonus in recognition of his contributions to the Company during the fiscal year, including the employment of a new president for the Company and the successful completion by XLConnect of its initial public offering.

	In fiscal 1996, the Committee approved the reduction of the exercise price, to $8.00 per share, of outstanding stock options having exercise prices in excess of $8.00 per share, held by currently-active employees, except certain executive officers. The Committee concluded that the decline in the market price of the Company's Common Stock had frustrated the purpose of these options (i.e., to attract and retain the employees' services and to provide incentives for them to exert maximum efforts for the Company's success), and that it was important to reduce the exercise price of these options so as to reinstitute the incentive originally intended to be afforded by the options. The terms of the repricings with respect to options held by certain executive officers are described in the table captioned "Ten-Year Option Repricing" set forth above.

	Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the allowable tax deduction of compensation paid by a publicly-held corporation to its chief executive officer and its other four most highly compensated officers employed at year-end, subject to certain pre-established objective performance-based exceptions. The Committee takes
Section 162(m) into account when formulating its compensation policies for the Company's executive officers and to comply with Section 162(m), if and where the Committee determines compliance to be practicable and in the best interests of the Company and its shareholders.

William L. Rulon-Miller
Roger J. Fritz
William E. Johnson
Arnold S. Hoffman
John A. Porter

PAGE

	   Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         PRINCIPAL SHAREHOLDERS AND HOLDINGS OF OFFICERS AND DIRECTORS

	The following table sets forth the number and percentage of shares of Common Stock which, according to information supplied to the Company, are beneficially owned by: (i) each person who is the beneficial owner of more than 5% of the Common Stock; (ii) each of the directors and the nominees for directorship of the Company individually; (iii) the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers for fiscal 1996; and (iv) all current directors and officers of the Company as a group. Under rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of Common Stock with respect to which such person has or shares voting power or investment power. A person is also deemed to be the beneficial owner of shares of Common Stock as of a given date with respect to which such person has the right to obtain voting or investment power within 60 days of such given date, such as upon the exercise of options or warrants. Unless otherwise indicated, the information in the following table is as of May 7, 1997.


                                                               Percentage
                                       Amount and Nature       of Shares
                                        of Beneficial          Outstanding
    Name of Beneficial Owner            Ownership(1)       (if 1% or greater)
------------------------------------------------------------------------------
    Barry M. Abelson                      419,279 (2)             1.2%
    Mark R. Briggs                         78,100 (3)              --
    Thomas J. Coffey                       50,100                  --
    Timothy D. Cook                        54,000                  --
    Christopher T. G. Fish                718,020 (4)             2.0%
    Roger J. Fritz                         60,004                  --
    Arnold S. Hoffman                       6,000                  --
    William E. Johnson                     40,000                  --
    Kathleen R. Mayo                          200 (5)              --
    Michael A. Norris                          --                  --
    John A. Porter                         50,000                  --
    Gregory A. Pratt                      310,000                  --
    William L. Rulon-Miller                14,136                  --
    Richard D. Sanford                  3,678,166 (6)            10.0%
    Wellington Management Company       1,868,200 (7)             5.1%
    Lazard Freres & Co. LLC             1,894,480 (8)             5.2%
    All directors and current officers
    as a group (12 persons)             5,151,588 (9)            13.8%

_________________________________
(1) The number of shares of Common Stock indicated in this table as beneficially owned by the following individuals includes the respective number of shares purchasable upon the exercise of stock options which are exercisable within 60 days of May 7, 1997: Mr. Briggs, 78,000; Mr. Coffey, 50,000; Mr. Cook, 50,000; Mr. Johnson, 20,000; Mr. Porter, 30,000; Mr. Pratt, 310,000; Mr. Sanford, 470,000;
     and all directors and current officers as a group, 930,000.

(2) Includes 71,710 shares held in a trust (the beneficiary of which is a child of Mr. Sanford) of which Mr. Abelson and Mr. Fish are co-trustees; 128,262 shares held by Mr. Abelson as custodian for the benefit of two children of Mr. Sanford; and 176,407 shares held by two charities established by Mr. Sanford, of which Mr. Abelson is a director or trustee. Mr. Abelson disclaims beneficial ownership as to the shares held by the trust and charities and as custodian.

(3) Mr. Briggs resigned as the Company's Assistant to the Chairman on December 31, 1996.

(4) Includes 612,310 shares owned by Sprint Investments, S.A. The sole shareholder of Sprint Investments, S.A. is a trust, the beneficiaries of which are the wife and children of Mr. Fish. Also includes 71,710 shares held in a trust (the beneficiary of which is a child of Mr. Sanford) of which Mr. Fish and Mr. Abelson are co-trustees (as to which shares Mr. Fish disclaims beneficial ownership) and 4,000 shares held as custodian and in the name of Mr. Fish's daughter.

(5)  Ms. Mayo resigned as the Company's Secretary on March 31, 1997.

(6) Includes 176,407 shares held by two charities established by Mr. Sanford, of which Mr. Sanford is a director or trustee. Mr. Sanford disclaims beneficial ownership as to the shares held by the charities.

(7) The information with respect to Wellington Management Company was reported on a Schedule 13-G filed by Wellington Management Company with the Securities and Exchange Commission on January 24, 1997, a copy of which was received by the Company and relied upon in making this disclosure. The address of Wellington Management Company is 75 State Street, Boston, Massachusetts, 02109.

(8) The information with respect to Lazard Freres & Co. LLC was reported on a Schedule 13-G filed by Lazard Freres & Co. LLC with the Securities and Exchange Commission on February 14, 1997, a copy of which was received by the Company and relied upon in making this disclosure. The address of Lazard Freres & Co. LLC is 30 Rockefeller Plaza, New York, New York, 10020.

(9) Excludes shares owned by Mr. Briggs and Ms. Mayo, who are no longer employed by the Company.



          Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	Barry M. Abelson is a partner in the law firm of Pepper, Hamilton & Scheetz LLP, which provides legal services to the Company. The Company believes that the fees charged by Pepper, Hamilton & Scheetz LLP are comparable to those charged by other law firms for comparable services.

	Arnold S. Hoffman is a Senior Managing Director of Legg Mason, an investment banking firm that provides services to the Company. Legg Mason provided financial advisory services to the Company and rendered the fairness opinion to the Board of Directors in connection with the proposed Sale of the Indirect Business. The Company believes that the fees charged by Legg Mason are comparable to those charged by other investment banking firms for comparable services.

	William L. Rulon-Miller, a member of the Compensation and Stock Option Committee, is a Senior Vice President and Co-Director of Corporate Finance for Janney Montgomery Scott Inc. ("JMS"), an investment banking firm that provides advisory service to the Company. JMS rendered fairness opinions to the Board of Directors in connection with certain transactions in fiscal 1996 and provided investment advisory services in connection with the issuance of the Company's Series B Convertible Preferred Stock in fiscal
1996.

                                SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              INTELLIGENT ELECTRONICS, INC.


Date:  June 2, 1997           /s/ Thomas J. Coffey
                              ------------------------------------------
                              Thomas J. Coffey, Chief Financial
                              Officer, Treasurer, Senior Vice President,
                              Principal Accounting Officer

                                 EXHIBIT INDEX


     10.1 Retention Agreement between the Company and Timothy D. Cook dated February 2, 1997.

     10.2 Separation and Confidentiality Agreement between the Company and Thomas J. Coffey dated April 16, 1997.