Form 10-Q
period 1997-05-03
INTELLIGENT ELECTRONICS INC
filed 1997-06-16
CIK 814430

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                              FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

        FOR THE QUARTERLY PERIOD ENDED   May 3, 1997  .

                           OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM          TO         .

Commission file number 0-15991

                     Intelligent Electronics, Inc.
                     -----------------------------
      (Exact name of registrant as specified in its charter)

            Pennsylvania                           23-2208404
   -----------------------------------       --------------------
   (State or other jurisdiction of              (IRS Employer
    incorporation or organization)            Identification No.)

           411 Eagleview Boulevard, Exton, PA          19341
         ----------------------------------------------------
        (Address of principal executive offices)    (Zip Code)

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

   Yes __X__               No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 39,166,814 shares of Common Stock, par value $0.01 per share were outstanding at June 9, 1997.

PAGE

               Intelligent Electronics, Inc. and Subsidiaries

                                  INDEX

                                                                     Page No.
                                                                     --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


          Consolidated Balance Sheets

             May 3, 1997 and February 1, 1997                             3


          Consolidated Statements of Operations

             Three Months Ended May 3, 1997 and May 4, 1996               4


          Consolidated Statements of Cash Flows

             Three Months Ended May 3, 1997 and May 4, 1996               5


          Notes to Consolidated Financial Statements                      6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       9


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               12


SIGNATURES                                                               13




PAGE

PART I -  FINANCIAL INFORMATION                                   FORM 10-Q

                  INTELLIGENT ELECTRONICS, INC. and Subsidiaries

                          Consolidated Balance Sheets
                    (in thousands, except share-related data)

                                                              May 3,     February 1,
                                                               1997         1997
                                                            -----------  -----------
                                                            (unaudited)
                                    Assets
Current assets:
  Cash and cash equivalents                                  $  37,997    $  42,881
  Accounts receivable, net                                     139,673      149,107
  Inventory                                                    240,228      311,669
  Prepaid expenses and other current assets                      4,240        4,834
  Deferred income taxes                                         11,861       11,861
                                                             ----------   ----------
   Total current assets                                        433,999      520,352

Property and equipment, net                                     58,409       58,712
Intangible assets, primarily goodwill, net                      90,653       91,914
Other assets                                                    27,799       28,103
                                                             ----------   ----------
     Total assets                                            $ 610,860    $ 699,081
                                                             ==========   ==========

                      Liabilities and Shareholders' Equity

Current liabilities:
  Short-term debt                                            $  34,135    $   3,486
  Accounts payable                                             325,032      430,107
  Accrued liabilities                                           42,089       50,034
  Long-term debt reclassified as current                        55,000       55,000
                                                             ----------   ----------
   Total current liabilities                                   456,256      538,627
                                                             ----------   ----------
Long-term debt                                                   8,051        3,496
Other long-term liabilities                                     12,238       11,015

Commitments and contingencies

Minority interest                                               10,643       10,472

Shareholders' equity:
  Series B Convertible Preferred stock $50 par value per share:

    Authorized 200,000 shares, issued and outstanding:
     14,000 and 15,000 shares                                      700          750
  Common stock $.01 par value per share:
    Authorized 100,000,000 shares,
      issued:  41,723,335 and 41,352,973 shares                    417          413
  Additional paid-in capital                                   285,027      284,666
  Treasury stock                                               (67,311)     (67,311)
  Retained earnings (deficit)                                  (95,161)     (83,047)
                                                             ----------   ----------
   Total shareholders' equity                                  123,672      135,471
                                                             ----------   ----------
     Total liabilities and shareholders' equity              $ 610,860    $ 699,081
                                                             ==========   ==========

See accompanying notes to the consolidated financial statements.

PAGE

                INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                    Consolidated Statements of Operations
                    (in thousands, except per-share data)
                                (unaudited)

                                                        Three months ended
                                                     -------------------------
                                                        May 3,        May 4,
                                                         1997          1996
                                                     -----------   -----------
Revenues                                              $ 668,256     $ 877,939

Cost of goods sold                                      635,596       832,355
                                                     -----------   -----------

    Gross profit                                         32,660        45,584
                                                     -----------   -----------

Operating expenses:
  Selling, general and administrative expenses           44,456        42,935
  Amortization of intangibles, primarily goodwill         1,261         2,400
                                                     -----------   -----------
    Total operating expenses                             45,717        45,335
                                                     -----------   -----------
Income (loss) from operations                           (13,057)          249

Other income (expense):
  Investment and other income (expense), net                170          (105)
  Interest expense                                       (3,805)       (3,867)
                                                     -----------   -----------
Loss before income tax benefit and
   and minority interest                                (16,692)       (3,723)

Income tax benefit                                       (4,902)         (529)
                                                     -----------   -----------
Loss before minority interest                           (11,790)       (3,194)

Minority interest                                           (99)            -
                                                     -----------   -----------
Net loss                                                (11,889)       (3,194)
Preferred stock dividend                                    225             -
                                                     -----------   -----------
Net loss applicable to common shareholders            $ (12,114)    $  (3,194)
                                                     ===========   ===========
Net loss per common share applicable
  to common shareholders                              $   (0.34)    $   (0.09)
                                                     ===========   ===========
Weighted average number of common shares
  and share equivalents outstanding:                     36,066        34,537


See accompanying notes to the consolidated financial statements.

PAGE

                 INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                    Consolidated Statements of Cash Flows
                              (in thousands)
                                (unaudited)

                                                           Three months ended
                                                          ---------------------
                                                            May 3,      May 4,
                                                             1997        1996
                                                          ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $ (11,889)  $ (3,194)
   Adjustments to reconcile net loss to net cash
       provided by (used for) operating activities:
      Depreciation and amortization                           6,361      6,879
      Write-down of property and equipment                        -      1,057
      Deferred taxes                                              -       (861)
      Provision for losses on trade receivables               1,313        803
      Provision for write-down of inventory                   3,588      2,617
      Minority interest in net income of XLConnect               99          -
      Changes in assets and liabilities:
         Accounts receivable                                  8,121     (5,381)
         Inventory                                           67,853     11,121
         Other current assets                                   898        770
         Accounts payable                                  (105,075)   (28,653)
         Accrued liabilities                                 (6,982)    (2,426)
                                                          ----------  ---------
   Net cash used for operating activities                   (35,713)   (17,268)
                                                          ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment, net of disposals   (4,693)    (3,704)
   Other                                                          -         30
                                                          ----------  ---------
   Net cash used for investing activities                    (4,693)    (3,674)
                                                          ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                         5,500          -
   Net proceeds from working capital advances                31,200      9,079
   Reduction in capital lease obligations                    (1,178)      (893)
                                                          ----------  ---------
Net cash provided by financing activities                    35,522      8,186
                                                          ----------  ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                    (4,884)   (12,756)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             42,881     34,618
                                                          ----------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  37,997   $ 21,862
                                                          ==========  =========

See accompanying notes to the consolidated financial statements.


PAGE

              Intelligent Electronics, Inc. and Subsidiaries

               Notes to Consolidated Financial Statements

            (Dollars in thousands, except share-related data)

                             (unaudited)


(1)   Basis of Presentation
      ---------------------
The consolidated financial statement information included herein is unaudited but, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in Intelligent Electronics, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended February 1, 1997.


(2)   New Accounting Standards
      ------------------------
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No.
128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies the previous standards for computing earnings per share and requires the disclosure of basic and diluted earnings per share. For the fiscal year ended February 1, 1997, the quarter ended May 3, 1997 (the "first quarter of fiscal 1997") and the quarter ended May 4, 1996, the amount reported as net loss per share applicable to common shareholders is no different than that which would have been reported for basic and diluted net loss per share applicable to common shareholders in accordance with SFAS No. 128.


(3)   Sale of the Reseller Network

The Company provides information technology products, services and solutions to network integrators and resellers, through its Reseller
Network (the "Indirect Business") and to large and small corporate customers, educational institutions and governmental agencies in the United States, primarily through its branch locations (the "Direct Business"). On April 29, 1997, the Company entered into a definitive agreement with Ingram Micro Inc. ("Ingram") to sell the stock and related assets and liabilities of the Indirect Business for $78 million, subject to reduction (but not below $68 million) depending on the date of closing and also on certain revenues during the period through closing. The purchase price will be payable by assumption of liabilities, based on the balance sheet of the Indirect Business at the time of closing and cash if the purchase price exceeds such liabilities. The Company will be required, at closing, to pay to Ingram any amount by which the estimated net assumed liabilities exceed the adjusted purchase price and to fund a $10 million escrow for final settlement for any purchase price adjustments and indemnity claims. The consummation of the transaction is subject to the approval of the Company's shareholders and required government approvals, as well as other customary conditions. It is currently anticipated that the transaction will close during the Company's second quarter of fiscal 1997 or shortly thereafter. However, there can be no assurance that the sale will be completed. The Company expects, on a preliminary basis, that the sale of the Indirect Business will result in a pre-tax gain, subject to reduction depending on the date of closing and also on certain revenues during the period through closing. Additionally, pursuant to a separate agreement, Ingram will provide XLSource, the Company's direct hardware sales organization, with its product requirements over an initial term of up to three years following the closing. The agreement requires XLSource to purchase 100% of its requirements of products available from Ingram and requires minimum annual product purchases of $600 million (a total of $1.8 billion). In any year in which XLSource purchases less than the minimum requirement, XLSource can either pay Ingram liquidated damages in an amount equal to 1.5% of the shortfall or extend the term of the agreement and defer the amount of the shortfall multiplied by a factor based on the year in which the shortfall occurred into a fourth or fifth year. The Company has guaranteed to Ingram performance by XLSource of its obligations under the agreement. On May 14, 1997, pursuant to the definitive agreement, the Company obtained an irrevocable letter of credit in the amount of $5 million to secure the Company's obligation to make certain payments to Ingram in the event the definitive agreement is terminated under certain circumstances.

As a result of the definitive agreement, the Company has been advised that it is unlikely that a spin-off of XLConnect Solutions, Inc. ("XLConnect"), would qualify as a tax-free distribution of stock. Accordingly, the Company does not currently intend to effect the spin-off of XLConnect.

The Company is continuing to explore its strategic alternatives relative to XLSource, including the sale of all or a portion of XLSource, and is currently in negotiations with an unaffiliated third party for the sale of a substantial portion of XLSource (representing approximately 60% of the Company's Direct Business' revenues during the first quarter of fiscal
1997).  There can be no assurance that any such sale will be completed.


(4)  Credit Facilities
     -----------------
In April 1996, the Company signed a financing agreement, which has a rolling eighteen month term and is renewable for six-month periods with the consent of the lender and allows for total borrowings of up to $225 million, subject to a borrowing base formula. The facility can be used for inventory financing, equipment financing and working capital purposes.
This facility imposes certain financial covenants relating to the Company's current ratio, working capital, and tangible net worth. The Company was in compliance with these covenants as of May 3, 1997 and believes that it will remain in compliance during fiscal 1997, if the sale of the Indirect Business is completed and the operating plans to improve XLSource are successfully implemented. Until necessary shareholder approval for the sale of the Indirect Business is obtained, the $55 million long-term portion of the facility (due October 5, 1998) will be classified as a current liability on the Company's Consolidated Balance Sheets. Notwithstanding such classification, the lender has agreed that this long-term portion will not be treated as short-term debt for purposes of the financing agreement.

The Company had borrowings of $31.2 million under this financing agreement for working capital purposes, which are classified as short-term debt on the Company's Consolidated Balance Sheets as of May 3, 1997. All other borrowings under this agreement (other than the $55 million long-term portion indicated above) are included in accounts payable on the Company's Consolidated Balance Sheets. As of May 3, 1997, $6.9 million was available after considering the borrowing base formula and trade payables principally outstanding to a vendor related to the lender.

In March 1997, the financing agreement was amended to delete the assets of XLConnect, the Company's 80%-owned professional services subsidiary, and XLConnect's subsidiaries from the borrowing base, which in effect reduces the amount the Company can borrow under this agreement by $20 million. In conjunction with the March 1997 amendment, XLConnect entered into a separate secured credit agreement with this lender in the amount of $25 million, which the Company has guaranteed.

On May 14, 1997, pursuant to the definitive agreement for the sale of the Indirect Business, the Company obtained an irrevocable letter of credit from the above lender in the amount of $5 million to secure the Company's obligation to make certain payments to Ingram, in the event the definitive agreement is terminated under certain circumstances. A portion of the financing agreement has been reserved for the letter of credit and will be subtracted from the borrowing base.

On May 15, 1997, the Company through XLSource, pledged its 80% ownership of XLConnect's common stock to the above lender as security for the Company's obligations to such lender. The Company can borrow under the financing agreement up to 50% of the market value (calculated daily) of the XLConnect pledged stock.

On February 28, 1997, XLConnect entered into a transaction with a third party whereby the third party agreed to provide an unsecured loan of up to $11 million (the "Loan") to be used for specific business purposes. Up to $5.5 million is available to be drawn prior to August 28, 1997. The remaining amount may be drawn after August 28, 1997 and prior to February 28, 1998, subject to XLConnect satisfying certain financial criteria. Interest is payable at an initial annual rate of 4% for the first two years, adjusts to 5% for the next two years and then adjusts to 6% for the remaining term. Principal payments of $0.75 million will be made quarterly beginning in August 1999 with a final payment of $1.25 million due on August 28, 2002. As of May 3, 1997, $5.5 million was outstanding under the Loan. In connection with the Loan, XLConnect issued to the third party a warrant to purchase up to 325,000 shares of XLConnect's common stock, which becomes exercisable on February 28, 1998, August 28, 1998 or February 28, 2002, depending on the occurrence of certain events, at a per share exercise price of $6.65, and expires on February 27, 2007. After considering the effects of the issuance of the warrant and the resultant discounting of the Loan, the effective interest rate is 7.4%.


(5)  Preferred Stock
     ---------------
On April 30, 1997, 1,000 shares of the Company's Series B Convertible Preferred Stock were converted into 370,362 shares of the Company's Common Stock.

From May 16, 1997 through June 9, 1997, an additional 7,000 shares of the Company's Series B Convertible Preferred Stock were converted into 2,746,811 shares of Common Stock.


(6)  Supplemental Cash Flow Information
     ----------------------------------
Cash payments during the three-month periods ended May 3, 1997 and May 4, 1996 included interest of $2,982 and $5,272, respectively, and income taxes of $120 and $3, respectively.


(7)  Contingencies
     -------------
On May 14, 1997, pursuant to the definitive agreement for the sale of the Indirect Business, the Company obtained an irrevocable letter of credit in the amount of $5 million to secure the Company's obligation to make certain payments to Ingram in the event the definitive agreement is terminated under certain circumstances.

In December 1994, several class action lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania (Civil Action Nos. 94-3753, 94-CV-7410, 94-CV-7388, and 94-CV-7405) against the
Company and certain directors and officers. These lawsuits were consolidated with a class action lawsuit filed in 1992 against the Company, certain directors and officers, and the Company's auditor's in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 92-CV-1905). A derivative lawsuit was also filed in December 1994 in the Court of Common Pleas of Philadelphia County (No. 803) against the Company and certain of its directors and officers. These lawsuits alleged violations of certain disclosure and related provisions of the federal securities laws and breach of fiduciary duties, including allegations relating to the Company's practices regarding vendor marketing funds, and sought damages in unspecified amounts as well as other monetary and equitable relief. The Company has reached a tentative settlement of the class and derivative actions, without admitting any liability, under which the class and derivative plaintiffs will receive a total of $10 million. Of the $10 million, the Company will be contributing $3.8 million and the balance will be funded by insurance. The settlements are subject to court approval. Management cannot predict when the final settlements will be approved. The amount required to be paid by the Company was accrued in fiscal 1994.

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


PAGE

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

The following table shows revenues and gross margins as a percentage of revenues, by business segment, for the quarter ended May 3, 1997 (the "first quarter of fiscal 1997") and for the quarter ended May 4, 1996 (the "first quarter of fiscal 1996") (dollars in millions).

                             1st Quarter of Fiscal 1997    1st Quarter of Fiscal 1996
                                                Gross                         Gross
                              Revenues         Margin       Revenues         Margin
                              --------        --------      --------        --------
Indirect Business              $ 590            1.3%         $ 814            2.8%
Direct Business                  203           12.2%           189           11.5%
Intercompany eliminations *     (125)            --           (125)            --
                              --------        --------      --------        --------
Totals                         $ 668            4.9%         $ 878            5.2%
                              ========        ========      ========        ========


* Intercompany eliminations consist primarily of sales from the Indirect Business to the Direct Business.


Revenues in the Indirect Business declined 27.5% in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 as a result of continued competitive pressures throughout the industry primarily due to open sourcing and the uncertainty regarding the future of the Indirect Business. The Indirect Business has experienced a trend of declining sales in recent quarters caused by the Company's inability to retain and attract customers resulting from a number of factors. These factors include: fewer product lines offered by the Company compared to its larger competitors; a less favorable allocation of constrained products (which can command a higher gross margin) compared to the prior year; increased competition due to open sourcing; and continued consolidation in the reseller channel.

The decrease in the gross profit percentage in the Indirect Business in the first quarter of fiscal 1997 from the first quarter of fiscal 1996 was due primarily to the pricing structure adopted by the Company to retain business, which was caused by the uncertainty regarding the future of the Indirect Business, a less favorable allocation of constrained products and continued competitive pressures in the industry.

Revenues in the Direct Business increased 7.4% in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The majority of the increase was due to increased revenues from XLConnect, which is the services sector of the Direct Business.

The increase in the gross margin percentage for the Direct Business in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 was attributable to a higher proportion of revenues from XLConnect, which generates a higher gross margin percent than direct hardware sales.

Selling, general and administrative expenses ("SG&A") increased 3.5% or $1.5 million in the first quarter of fiscal 1997 (6.7% of revenues) as compared to the first quarter of fiscal 1996 (4.9% of revenues). The increase was due to increased SG&A at XLConnect, partially offset by decreased SG&A in the Indirect Business and at XLSource. XLConnect's SG&A increased $3.9 million due to higher overhead costs to support XLConnect's growth and enable it to operate as a separate public company, as well as the continued development of XLConnect's direct sales force combined with an increase in marketing programs.

Amortization of intangibles decreased in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 due to the write-off in the third quarter of fiscal 1996 of approximately $55.5 million of goodwill related to the Indirect Business.

The Company's effective tax rate for the first quarter of fiscal 1997 was a 29.4% benefit compared to a 14.2% benefit for the first quarter of fiscal 1996. The increase in the effective tax rate was due primarily to a lower proportion of non-deductible goodwill amortization compared to the taxable loss.


Liquidity Outlook

During fiscal 1996 and the first quarter of fiscal 1997, both of the Company's segments incurred operating losses. Management has been exploring the Company's strategic alternatives, and in connection therewith, on April 29, 1997, the Company entered into a definitive agreement with Ingram to sell the stock and related assets and liabilities of the Indirect Business for $78 million, subject to reduction (but not below $68 million) depending on the date of closing and also on certain revenues during the period through closing. The purchase price will be payable by assumption of liabilities, based on the balance sheet of the Indirect Business at the time of closing and cash if the purchase price exceeds such liabilities. The Company will be required, at closing, to pay to Ingram any amount by which the estimated net assumed liabilities exceed the adjusted purchase price and to fund a $10 million escrow for final settlement for any purchase price adjustments and indemnity claims. The consummation of the transaction is subject to the approval of the Company's shareholders and required government approvals, as well as other customary conditions. It is currently anticipated that the transaction will close during the Company's second quarter of fiscal 1997 or shortly thereafter. However, there can be no assurance that the sale will be completed. The Company expects, on a preliminary basis, that the sale of the Indirect Business will result in a pre-tax gain, subject to reductions depending on the date of closing and also on certain revenues during the period through closing. On May 14, 1997, pursuant to the definitive agreement for the sale of the Indirect Business, the Company obtained an irrevocable letter of credit in the amount of $5 million to secure the Company's obligation to make certain payments to Ingram in the event the definitive agreement is terminated under certain circumstances. In the event the transaction is not consummated, and management's operating plans are not achieved, the Company's operating results will continue to adversely affect cash flows and liquidity.

The Company is continuing to explore its strategic alternatives with respect to XLSource, including the implementation of operating plans to improve its results and the possible sale of all or a part of XLSource. The Company is currently in negotiations with an unaffiliated third party for the sale of a substantial portion of XLSource (representing approximately 60% of the Company's Direct Business' revenues during the first quarter of 1997).
There can be no assurance that such results will improve or that any such sale will be completed. In the event management's plans relative to XLSource are not achieved, the Company's operating results will continue to adversely affect cash flows and liquidity.

The Company believes it will be in compliance with all of the financial covenants of its $225 million financing agreement throughout fiscal 1997, if the sale of the Indirect Business is completed and the operating plans to improve XLSource are successfully implemented. Until necessary shareholder approval is obtained for such sale, the $55 million long-term portion of the agreement will be classified as a current liability on the Company's Consolidated Balance Sheets. Notwithstanding such classification, the lender has agreed that the long-term debt, which is due October 5, 1998, will not be treated as short-term debt for purposes of the financing agreement.


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

As of May 3, 1997, the Company had cash and cash equivalents of $38.0 million compared to $42.9 million at February 1, 1997. Working capital was negative $22.3 million at May 3, 1997 compared to negative working capital of $18.3 million at February 1, 1997. The reason for the negative working capital is the reclassification of $55 million of long-term debt to a current liability, as discussed above in 'Liquidity Outlook'. Without this reclassification, the Company would have had positive working capital of $32.7 million as of May 3, 1997 and $36.7 million as of February 1, 1997.

During the first quarter of fiscal 1997, cash used for operating activities totaled $35.7 million compared to $17.3 million of cash used for operating activities during the first quarter of fiscal 1996. The increase in the cash used for operating activities can be attributed to increased operating losses plus the increase in the net usage of cash for working capital purposes (accounts receivable, inventory and accounts payable).

As of May 3, 1997, the Company had a $225 million financing agreement, of which $6.9 million was available after considering the borrowing base formula and trade payables principally outstanding to a vendor related to the lender. The Company had borrowings of $31.2 million under this agreement for working capital purposes as of May 3, 1997, which are classified as short-term debt on the Company's Consolidated Balance Sheets.
The Company believes it will be in compliance with all of the financial covenants of its financing agreement throughout fiscal 1997, if the sale of the Indirect Business is completed and the operating plans to improve
XLSource are successfully implemented. Until necessary shareholder approval is obtained for such sale, the $55 million long-term portion of the agreement will be classified as a current liability in the Company's Consolidated Balance Sheets. Notwithstanding such classification, the lender has agreed that the long-term debt, which is due October 5, 1998, will not be treated as short-term debt for purposes of the financing agreement.

In March 1997, the financing agreement was amended to delete the assets of XLConnect, the Company's 80%-owned professional services subsidiary, and XLConnect's subsidiaries from the borrowing base, which in effect reduces the amount the Company can borrow under this agreement by $20 million. In conjunction with the March 1997 amendment, XLConnect entered into a separate secured credit agreement with this lender in the amount of $25 million, which the Company has guaranteed.

On May 14, 1997, pursuant to the definitive agreement for the sale of the Indirect Business, the Company obtained an irrevocable letter of credit from the above lender in the amount of $5 million to secure the Company's obligation to make certain payments to Ingram in the event the definitive agreement is terminated under certain circumstances. A portion of the financing agreement has been reserved for the letter of credit and will be subtracted from the borrowing base.

On May 15, 1997, the Company through XLSource, pledged its 80% ownership of XLConnect's common stock to the above lender as security for the Company's obligations to such lender. The Company can borrow under the financing agreement up to 50% of the market value (calculated daily) of the XLConnect pledged stock.

Based on the Company's expected level of operations, including plans to reduce the operating losses of XLSource, and capital expenditure requirements, management believes that the Company's cash, internally generated funds and available financing arrangements, will be sufficient to meet the Company's cash requirements at least through the end of fiscal 1997. However, if the Company is unable to complete the transaction with Ingram, or continues to experience losses and negative operating cash flows, the Company's vendors could elect to restrict product availability and modify credit terms, which could have a material adverse effect on the Company's liquidity position. In such circumstances, there can be no assurance that alternative sources of financing could be obtained.

Inflation and Seasonality
-------------------------
The Company believes that inflation has not had a material impact on its operations or liquidity to date. The Company's financial performance does not exhibit significant seasonality, although certain computer product lines and the Direct Business follow a seasonal pattern with peaks occurring near the end of the calendar year.


PAGE

              Intelligent Electronics, Inc. and Subsidiaries

                        Part II - Other Information


Item 2. Changes in Securities
        ---------------------

     (c) During the first quarter of fiscal 1997, the holder of the Company's Series B Convertible Preferred Stock ("Preferred Stock") converted 1,000 shares of Preferred Stock having a stated value of $1,000,000, together with the accrued premium thereon of $32,384, into 370,362 shares of Common Stock. The sale of the shares of Common Stock was exempt from the registration provisions of the Securities Act (the "Act") pursuant to Section 3(a)(9) for exchanges with existing security holders. A registration statement covering the resale of the Common Stock issued upon conversion of the Preferred Stock has been declared effective under the Act.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (a)   Exhibits

           10. Volume Purchase Agreement dated April 29, 1997 between XLSource, Inc. (a wholly-owned subsidiary) and Ingram Micro Inc. *


     (b)   Reports filed on Form 8-K.

           The Company's Report on Form 8-K dated February 10, 1997 relating to the approval by the Board of Directors of the distribution of 13,325,000 shares of XLConnect Solutions, Inc. in a spin-off to the Company's shareholders.







     * Portions of this Agreement have been omitted pursuant to a request for confidential treatment.



PAGE

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     Intelligent Electronics, Inc.



                                     /s/ Thomas J. Coffey
                                     -------------------------------------
                                     Thomas J. Coffey
                                     Senior Vice President, Chief
                                     Financial Officer and
                                     Chief Accounting Officer







Date:  June 16, 1997