Form 10-Q/A
period 1997-05-03
INTELLIGENT ELECTRONICS INC
filed 1997-09-15
CIK 814430

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

                          FORM 10-Q/A

                        AMENDMENT NO. 1


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

Item 6. Exhibits
        --------

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




                                 Intelligent Electronics, Inc.



                                 /s/ Eugene E. Marinelli, Jr.
                                 --------------------------------
                                     Eugene E. Marinelli, Jr.
                                     Vice President, Chief Financial
                                     Officer and Chief Accounting Officer



Date:  September 15, 1997