Form 10-Q
period 1997-08-02
INTELLIGENT ELECTRONICS INC
filed 1997-09-16
CIK 814430

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C. 20549

                               FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        FOR THE QUARTERLY PERIOD ENDED   August 2, 1997  .

                               OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM          TO         .


Commission file number 0-15991


                     Intelligent Electronics, Inc.
                     -----------------------------
       (Exact name of registrant as specified in its charter)

       Pennsylvania                               23-2208404
-------------------------------               ------------------
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)               Identification No.)

        411 Eagleview Boulevard, Exton, PA          19341
        ---------------------------------------------------
      (Address of principal executive offices)    (Zip Code)

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

   Yes ___X___             No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 41,786,137 shares of Common Stock, par value $0.01 per share were outstanding at September 5, 1997.

            INTELLIGENT ELECTRONICS, INC. and Subsidiaries

                                 INDEX


                                                                     Page No.
                                                                     --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


          Consolidated Balance Sheets

            August 2, 1997 and February 1, 1997                            3


          Consolidated Statements of Operations

            Three and Six Months Ended August 2, 1997 and August 3, 1996   4


          Consolidated Statements of Cash Flows

             Six Months Ended August 2, 1997 and August 3, 1996            5


          Notes to Consolidated Financial Statements                       6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       11


PART II.  OTHER INFORMATION

Item 2.   Change in Securities                                            14

Item 4.   Submission of Matters to a Vote of Security Holders             14

Item 6.   Exhibits and Reports on Form 8-K                                15


SIGNATURES                                                                16


PART I -  FINANCIAL INFORMATION                                   FORM 10-Q
                 INTELLIGENT ELECTRONICS, INC. and Subsidiaries

                       Consolidated Balance Sheets
                 (in thousands, except share-related data)

                                                          August 2,    February 1,
                                                            1997          1997
                                                         -----------   -----------
                                                         (unaudited)
                              Assets

Current assets:
  Cash and cash equivalents                                $ 44,513      $ 42,881
  Escrow receivables                                         45,313             -
  Accounts receivable, net                                   42,305       149,107
  Inventory                                                   4,100       311,669
  Prepaid expenses and other current assets                   1,810         4,834
  Deferred income taxes                                       7,617        11,861
                                                          -----------   -----------

   Total current assets                                     145,658       520,352

Property and equipment, net                                   7,835        58,712
Intangible assets, primarily goodwill, net                   44,835        91,914
Other assets                                                 20,736        28,103
                                                          -----------  -----------
     Total assets                                          $219,064      $699,081
                                                          ===========  ===========

                 Liabilities and Shareholders' Equity

Current liabilities:
  Short-term debt                                          $  4,283      $  3,486
  Accounts payable                                           33,081       430,107
  Accrued liabilities                                        58,990        50,034
  Long-term debt reclassified as current                          -        55,000
                                                          -----------  -----------
   Total current liabilities                                 96,354       538,627
                                                          -----------  -----------
Long-term debt                                                5,103         3,496
Other long-term liabilities                                  16,907        11,015

Commitments and contingencies

Minority interest                                            10,963        10,472

Shareholders' equity:
  Series B Convertible Preferred stock $50 par value per share:
    Authorized 200,000 shares, issued and outstanding:
     4,000 and 15,000 shares                                    200           750
  Common stock $.01 par value per share:

    Authorized 100,000,000 shares,
      issued:  45,617,796 and 41,352,973 shares                 456           413
  Additional paid-in capital                                285,826       284,666
  Treasury stock                                            (66,847)      (67,311)
  Accumulated deficit                                      (129,898)      (83,047)
                                                          -----------  -----------
   Total shareholders' equity                                89,737       135,471
                                                          -----------  -----------
     Total liabilities and shareholders' equity            $219,064      $699,081
                                                          ===========  ===========

See accompanying notes to the consolidated financial statements.
/TABLE

           INTELLIGENT ELECTRONICS, INC. and Subsidiaries
               Consolidated Statements of Operations
               (in thousands, except per-share data)
                             (unaudited)

                                                    Three months ended          Six months ended
                                                  -----------------------     ---------------------
                                                  August 2,     August 3,     August 2,   August 3,
                                                    1997          1996          1997        1996
                                                  ---------     ---------     ---------   ---------
Revenues                                          $186,755      $220,215      $386,207    $408,888

Cost of goods sold                                 161,747       196,342       336,346     363,311
                                                  ---------     ---------     ---------   ---------
    Gross profit                                    25,008        23,873        49,861      45,577
                                                  ---------     ---------     ---------   ---------

Operating expenses:
  Selling, general and administrative expenses      26,586        25,133        54,165      48,513
  Amortization of intangibles, primarily goodwill    1,261         1,267         2,522       2,550
                                                  ---------     ---------     ---------   ---------
    Total operating expenses                        27,847        26,400        56,687      51,063
                                                  ---------     ---------     ---------   ---------
Loss from operations                                (2,839)       (2,527)       (6,826)     (5,486)

Other income (expense):
  Investment and other income (expense), net           102           (18)          168         (28)
  Interest expense                                    (743)       (2,919)       (2,357)     (4,860)
  Loss on XL Transaction                           (27,194)            -       (27,194)          -
                                                  ---------     ---------     ---------   ---------

Loss from continuing operations before income
  tax provision (benefit) and minority interest    (30,674)       (5,464)      (36,209)    (10,374)

Income tax provision (benefit)                       4,277        (1,679)        4,277      (2,853)
                                                  ---------     ---------     ---------   ---------
Loss from continuing operations before
  minority interest                                (34,951)       (3,785)      (40,486)     (7,521)

Minority interest                                     (320)            -          (419)          -
                                                  ---------     ---------     ---------   ---------
Loss from continuing operations                    (35,271)       (3,785)      (40,905)     (7,521)
Discontinued operation:
    Income (loss) from discontinued operation (net
    of tax provision (benefit) of $(1,973)
    $1,684, $(6,875) and $2,329)                    (5,840)        1,409       (12,095)      1,951
  Gain on sale of discontinued operation (net
    of tax provision of $4,582 and
    $4,582)                                          6,875             -         6,875           -
                                                  ---------     ---------     ---------   ---------
Net loss                                           (34,236)       (2,376)      (46,125)     (5,570)

Preferred stock dividend                               130             -           355           -

Net loss applicable to common shareholders        $(34,366)     $ (2,376)     $(46,480)   $ (5,570)
                                                  =========     =========     =========   =========

Earnings (loss) per share:
  Continuing operations                           $  (0.92)     $  (0.11)     $  (1.11)   $  (0.22)
  Discontinued operation                             (0.15)         0.04         (0.32)       0.06
  Sale of discontinued operation                      0.18             -          0.18           -
                                                  ---------     ---------     ---------   ---------
Net loss per common share applicable
 to common shareholders                           $  (0.89)     $  (0.07)     $  (1.25)   $  (0.16)
                                                  =========     =========     =========   =========
Weighted average number of common shares
  and share equivalents outstanding:                38,539        34,718        37,303       34,627


See accompanying notes to the consolidated financial statements.
/TABLE

                  INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                        Consolidated Statements of Cash Flows
                              (in thousands, unaudited)

                                                                  Six months ended
                                                              -------------------------
                                                               August 2,      August 3,
                                                                 1997           1996
                                                              ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $ (46,125)     $  (5,570)
    Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
      Depreciation and amortization                               6,129          5,769
      Write-down of property and equipment                        2,720              -
      Deferred taxes                                              2,864          2,392
      Provision for losses on trade receivables                   4,909            769
      Provision for write-down of inventory                       2,811          1,690
      Minority interest in net income of XLConnect                  491              -
      (Income) loss from discontinued operation                  12,095         (1,951)
      Gain on RND Transaction                                    (6,875)             -
      Changes in assets and liabilities excluding
      effects of business sales:
         Accounts receivable                                    (12,261)       (23,715)
         Inventory                                               (8,993)        13,006
         Prepaid expenses and other current assets                  158          2,126
         Accounts payable                                         6,033        (39,670)
         Accrued liabilities                                     38,065            320
                                                              ----------     ----------
Net cash provided by (used for) operating activities              2,021        (44,834)
                                                              ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment, net of disposals       (3,705)        (1,475)
   Proceeds from XL Transaction                                 135,740              -
   Transfers to escrow receivables                              (50,313)             -
                                                              ----------     ----------
   Net cash provided by (used for) investing activities          81,722         (1,475)
                                                              ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt reclassified as current          (55,000)             -
   Net proceeds from working capital advances                         -          6,240
   Proceeds from exercise of stock options                            -          1,867
   Proceeds from employee stock purchase plan                        93            247
   Proceeds from loans on cash value of life insurance policies   4,220              -
   Proceeds from long-term debt                                   5,500              -
   Reduction in capital lease obligations                          (559)          (371)
                                                              ----------     ----------
   Net cash provided by (used for) financing activities         (45,746)         7,983
                                                              ----------     ----------
   Net cash provided by (used for) continuing operations         37,997        (38,326)

   Cash provided by (used for) discontinued operation           (36,365)        27,652
                                                              ----------     ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              1,632        (10,674)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 42,881         34,618
                                                              ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  44,513      $  23,944
                                                              ==========     ==========

See accompanying notes to the consolidated financial statements.
/TABLE

                  INTELLIGENT ELECTRONICS, INC. and Subsidiaries

                  Notes to Consolidated Financial Statements

                                 (unaudited)


(1)    Basis of Presentation
       ---------------------
The consolidated financial statement information of Intelligent Electronics, Inc. (the "Company") included herein is unaudited but, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 1997.

On July 18, 1997, the Company sold its business (the "Indirect Business") of providing information technology products, services and solutions to network integrators and resellers to Ingram Micro Inc. ("Ingram") in the RND Transaction (as defined in Note 3) and, accordingly, the Indirect Business is treated as a discontinued operation in the accompanying financial statements. Unless otherwise indicated, amounts and disclosures referred to herein relate to continuing operations.


(2)   New Accounting Standards
      ------------------------
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies the previous standards for computing earnings per share and requires the disclosure of basic and diluted earnings per share. For the fiscal year ended February 1, 1997, and the three and six months ended August 2, 1997 and August 3, 1996, the amount reported as net loss per share applicable to common shareholders is no different than that which would have been reported for basic and diluted net loss per share applicable to common shareholders in accordance with SFAS No. 128.


(3)   Sale of Businesses
      ------------------
On July 18, 1997, the Company and certain of its direct and indirect wholly-owned subsidiaries and XLConnect Solutions, Inc. ("XLConnect"), an 80% owned subsidiary, consummated the sale of certain assets under an Asset Purchase Agreement, as amended (the "Purchase Agreement") with GE Capital Information Technology Solutions Acquisition Corp. (the "Buyer"), a subsidiary of GE Capital Information Technology Solutions, Inc. ("GECITS"), pursuant to which:

(a)	The Company sold to the Buyer certain assets related to the Company's direct computer hardware sales business ("XLSource"), consisting primarily of the inventory, accounts receivable and customer contracts relating to 20 of the 24 XLSource locations and real property leases and fixed assets related to six of such 20 locations; and

(b)	XLConnect sold to the Buyer certain specified services contracts and related assets, consisting principally of accounts receivable and fixed assets.

The purchase price paid by the Buyer in the transaction pursuant to the Purchase Agreement (the "XL Transaction") was approximately $136.5 million, based on the estimated net book value of the assets being sold of approximately $95.0 million. Of the total purchase price paid in the XL Transaction, XLConnect received approximately $10.3 million (based on the estimated net book value of the assets acquired from it of approximately
$5.6 million).    The Company delivered a Balance Sheet as of the closing
date (the "Closing Balance Sheet") to the Buyer on August 29, 1997. The Buyer has thirty days to review the Closing Balance Sheet and communicate to the Company any disagreements. Of the purchase price, approximately $102.9 million was paid in cash at closing, with approximately $32.8 million paid into escrow.

Approximately $22.8 million was put into escrow subject to release if and when the consent of two customers, whose contract with XLSource is being assigned in the transaction, are obtained. On September 15, 1997, approximately $19.0 million was released as a result of obtaining one of the required consents. As of September 16, 1997, the other consent was still pending and the Company has therefore deferred the recognition of the premium allocated to that contract, totaling approximately $0.9 million.

The remaining $10.0 million in escrow is to be retained for up to 240 days to fund purchase price adjustments and obligations of the Company and XLConnect under the Purchase Agreement, including the obligation to repurchase from the Buyer any accounts receivable which were sold to the Buyer and remain uncollected 120 days after the closing date.

As a result of the XL Transaction, the Company has preliminarily recorded a pre-tax loss of approximately $27.2 million, net of transaction costs, plus a tax provision of approximately $1.9 million. The tax provision is due to differences between the tax bases of the assets being sold and their amounts for financial reporting purposes (primarily goodwill). The loss from the XL Transaction will be finalized after obtaining the remaining required consent and resolution of the Closing Balance Sheet, which are expected to take place in the quarter ending November 1, 1997.

On April 29, 1997, the Company entered into a definitive agreement with Ingram to sell the stock and related assets and liabilities of the Indirect Business for $78.0 million (the "RND Transaction"). On July 16, 1997, the shareholders of the Company approved the sale of the Indirect Business and
on July 18, 1997, the sale was consummated.   The purchase price was paid
by assumption of liabilities, based on the estimated balance sheet of the Indirect Business at the time of closing. The Company paid to Ingram approximately $4.5 million, which was the amount by which the estimated net assumed liabilities exceeded the purchase price.

Three separate escrow accounts were established as part of the RND transaction. An escrow in the amount of $10.0 million was established for final settlement of any purchase price adjustments and indemnity claims. This escrow was funded by an intercompany payable due from the Indirect Business to the Company, which was paid by Ingram into escrow. A portion of this escrow (no more than $8.0 million) will be released upon settlement of the Closing Balance Sheet, to the extent not used to fund any adjustments. The remaining $2.0 million will remain in escrow for at least six months after the closing date to cover any indemnity claims.

Another escrow account in the amount of $2.5 million was established pending resolution of certain issues between the Company and Ingram relating to pre-closing revenues. This issue is expected to be resolved in conjunction with the Closing Balance Sheet and the escrow will be disbursed to the Company to the extent not used to fund any adjustments.

A third escrow account in the amount of $5.0 million was established to secure the Company's obligations under the Amended and Restated Volume Purchase Agreement ("Supply Agreement"), as more fully described below. This escrow will be released after the Company completes its obligations under the Supply Agreement in three to five years.

As a result of the RND Transaction, the Company has preliminarily recorded a pre-tax gain of approximately $11.5 million, net of transaction costs, and a tax provision of approximately $4.6 million. The gain on the RND Transaction will be finalized after resolution of the Closing Balance
Sheet and the issue relating to pre-closing revenues, which are expected to take place in the quarter ending November 1, 1997. Results of the Indirect Business have been reported separately as a discontinued operation in the accompanying Consolidated Statements of Operations.

The results of operations of the Indirect Business excluded from continuing operations are summarized as follows (in thousands):

                                            Three months ended        Six months  ended
                                           ---------------------    ----------------------
                                            August 2,   August 3,    August 2,   August 3,
                                              1997        1996         1997        1996
                                           ----------  ----------   ----------  ----------
Revenues                                    $ 319,017   $ 646,485   $ 787,821   $1,335,751
Costs and expenses                            326,830     643,392     806,791    1,331,471
                                            ----------  ----------  ----------  ----------
Income (loss) before taxes                     (7,813)      3,093     (18,970)       4,280
Income tax provision (benefit)                 (1,973)      1,684      (6,875)       2,329
                                            ----------  ----------  ----------  ----------
Income (loss) from discontinued operation   $  (5,840)  $   1,409   $ (12,095)  $    1,951
                                            ==========  ==========  ==========  ==========


Pro forma results of operations of the Company for the three and six months ended August 2, 1997 and August 3, 1996, assuming the XL Transaction and the RND Transaction were consummated on February 4, 1996, are as follows (in thousands):

                                             Three months ended        Six months  ended
                                           ----------------------   ----------------------
                                            August 2,   August 3,    August 2,   August 3,
                                              1997        1996         1997        1996
                                           ----------  ----------   ----------  ----------

Revenues from continuing operations        $  85,613   $  82,954    $ 164,910   $ 153,146
Loss from continuing operations                 (438)     (1,439)      (2,558)     (6,148)
Loss from continuing operations per share      (0.01)      (0.04)       (0.07)      (0.18)


Pro forma financial information presented above is not necessarily indicative of the results of operations that would have occurred had the XL Transaction and the RND Transaction taken place at the beginning of the periods presented or of future results of operations.

Under the terms of the Supply Agreement, XLSource agreed to order 100% of its product requirements available from Ingram, of no less than $1.8 billion, over a three-year period. If the minimum annual commitment is not met, the Company may elect to extend this contract for up to two years. In addition, if in any one year, purchases are below a certain level, an adjustment may be made to the cost of products purchased from Ingram. The Company has guaranteed to Ingram performance by XLSource of its obligations under the Supply Agreement. In connection with the Supply Agreement, Ingram agreed that certain product purchases by GE Capital Information Technology Solutions - North America, Inc., an affiliate of the Buyer ("GECITS-NA"), from Ingram which are in excess of GECITS-NA's current purchases from Ingram will be credited against XLSource's $1.8 billion
purchase commitment under the Supply Agreement.   The Company believes that
GECITS-NA is not required to purchase any minimum amount of product from Ingram. XLSource and the Company have not been released from any of their obligations regarding the $1.8 billion commitment, and the Company has delivered to Ingram a $7.5 million irrevocable letter of credit and the $5.0 million escrow account discussed above to secure the purchase commitment and other obligations of the Company. At the Company's election, the $5.0 million escrow account can be replaced by a $5.0 million irrevocable letter of credit.

Although the Company believes that its purchases from Ingram and those of GECITS-NA will satisfy XLSource's purchase obligations under the Supply Agreement, there can be no assurance in that regard. In the event such purchase obligations are not satisfied within the original term of the Supply Agreement or any extension period, certain liquidated damages, in the amount of 1.5% of any short-fall, are due to Ingram. Although the Company does not currently believe that the payment of any such liquidated damages will have a material adverse effect on the Company, there can be no assurance in that regard.

(4)   Management Changes
      ------------------
As a result of the RND Transaction, the services of Michael A. Norris, President of the Company and Chief Executive Officer of the Reseller Network, were determined to be no longer needed in running the day-to-day operations of the Company. As such, Mr. Norris' employment will be terminated effective September 30, 1997. Until that date, Mr. Norris will assist with the closure of issues relating to the RND and XL Transactions.

Effective September 12, 1997, Thomas J. Coffey resigned as Senior Vice President, Treasurer and Chief Financial and Accounting Officer. Mr. Coffey has signed a consulting agreement with the Company to assist with the closure of issues relating to the RND and XL Transactions. This agreement can be terminated with two weeks' written notice by either party.

Eugene E. Marinelli, Jr. has been appointed Chief Financial and Accounting Officer. Mr. Marinelli has been employed by the Company since January 1996 as its Director of Taxation. Prior to joining the Company, Mr. Marinelli was a partner in the accounting firm of Marinelli and Kemmey.

Additionally, Richard D. Sanford, Chairman of the Board and Chief Executive Officer of the Company has agreed to remain in the Company's employ through December 31, 1997.

(5)   Credit Facilities
      -----------------
In April 1996, the Company signed a financing agreement, which has a rolling eighteen month term and is renewable for six-month periods with the consent of the lender and allows for total borrowings of up to $225 million, subject to a borrowing base formula. The facility can be used for inventory financing, equipment financing and working capital purposes. The Company is currently in negotiations with the lender for a reduced facility. The Company repaid the $55 million long-term debt reclassified as current plus all current interest-bearing borrowings with proceeds from the XL Transaction. This facility imposes certain financial covenants relating to the Company's current ratio, working capital, and tangible net worth. The Company was in compliance with these covenants as of August 2, 1997 and believes that it will remain in compliance during fiscal 1997.

In March 1997, the financing agreement was amended to delete the assets of XLConnect and XLConnect's subsidiaries from the borrowing base, which in effect reduces the amount the Company can borrow under this agreement by $20 million. In conjunction with the March 1997 amendment, XLConnect entered into a separate secured credit agreement with this lender in the amount of $25 million, which the Company has guaranteed.

On May 15, 1997, the Company through XLSource, pledged its 80% ownership of XLConnect's common stock to the above lender as security for the Company's obligations to such lender. The Company can borrow under the financing agreement up to 25% of the market value (calculated daily) of the XLConnect pledged stock.

On July 18, 1997, the Company obtained a $7.5 million irrevocable letter of credit to secure the Company's obligations under the Supply Agreement. A portion of the financing agreement has been reserved for the letter of credit and 120% of the face amount of the letter of credit is subtracted from the borrowing base.

All borrowings under this agreement are included in accounts payable on the Company's Consolidated Balance Sheets. As of August 2, 1997, $22.2 million was available after considering the borrowing base formula (including the reduction of the $7.5 million irrevocable letter of credit) and trade payables outstanding to a vendor related to the lender.

On February 28, 1997, XLConnect entered into a transaction with a third party whereby the third party agreed to provide an unsecured loan of up to $11 million (the "Loan") to be used for specific business purposes. Up to $5.5 million was available and has been drawn prior to August 28, 1997.
The remaining amount may be drawn after August 28, 1997 and prior to February 28, 1998, subject to XLConnect satisfying certain financial criteria, which have been met. Interest is payable at an initial annual rate of 4% for the first two years, adjusts to 5% for the next two years and then adjusts to 6% for the remaining term. Principal payments of $0.75 million will be made quarterly beginning in August 1999 with a final payment of $1.25 million due on August 28, 2002. As of August 2, 1997, $5.5 million was outstanding under the Loan. In connection with the Loan, XLConnect issued to the third party a warrant to purchase up to 325,000 shares of XLConnect's common stock, which becomes exercisable on February 28, 1998, August 28, 1998 or February 28, 2002, depending on the occurrence of certain events, at a per share exercise price of $6.65, and expires on February 27, 2007. After considering the effects of the issuance of the warrant and the resultant discounting of the Loan, the effective interest rate is 7.4%.

(6)   Preferred Stock
      ---------------
During the quarter ended May 3, 1997, 1,000 shares of the Company's Series B Convertible Preferred Stock were converted into 370,362 shares of the Company's Common Stock.

During the quarter ended August 2, 1997, 10,000 shares of the Company's Series B Convertible Preferred Stock were converted into 3,894,461 shares of Common Stock.

Subsequent to August 2, 1997, the remaining 4,000 shares of the Company's Series B Convertible Preferred Stock were converted into 1,435,163 shares of the Company's Common Stock.

Assuming the conversion of all shares of the Preferred Stock had taken place at the beginning of the periods presented, the loss per share from continuing operations would have been $(0.84) and $(0.98) for the three and six months ended August 2, 1997, respectively, and $(0.09) and $(0.19) for the three and six months ended August 3, 1996, respectively.

(7)   Supplemental Cash Flow Information
      ----------------------------------
Cash payments during the six-month periods ended August 2, 1997 and August 3, 1996 included interest of $3,555,000 and $4,330,000, respectively, and income taxes of $143,000 and $85,000, respectively.

(8)   Contingencies
      -------------
In December 1994, several class action lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania (Civil Action Nos. 94-3753, 94-CV-7410, 94-CV-7388, and 94-CV-7405) against the
Company and certain directors and officers. These lawsuits were consolidated with a class action lawsuit filed in 1992 against the Company, certain directors and officers, and the Company's auditor's in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 92-CV-1905). A derivative lawsuit was also filed in December 1994 in the Court of Common Pleas of Philadelphia County (No. 803) against the Company and certain of its directors and officers. These lawsuits alleged violations of certain disclosure and related provisions of the federal securities laws and breach of fiduciary duties, including allegations relating to the Company's practices regarding vendor marketing funds, and sought damages in unspecified amounts as well as other monetary and equitable relief. The Company has reached a settlement of the class and derivative actions, without admitting any liability, under which the class and derivative plaintiffs will receive a total of $10 million. Of the $10 million, the Company contributed $3.8 million and the balance was funded by insurance. The amount paid by the Company was accrued in fiscal 1994.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

Continuing Operations

Revenues declined 15.2% in the quarter ended August 2, 1997 ("Q2 1997") compared to the quarter ended August 3, 1996 ("Q2 1996"). Revenues from XLSource declined 21.1% as a result of the uncertainty surrounding the XL Transaction consummated in July 1997 and the reduced number of locations after the sale. XLConnect revenues increased 26.1% which was attributable to growth in all of XLConnect's services disciplines. Revenues for the six months ended August 2, 1997 also declined when compared to the same period last year for the reasons explained above.

Gross margin as a percent of revenues was 13.4% and 12.9% for Q2 1997 and the six months ended August 2, 1997, respectively, compared to 10.8% and 11.1% for Q2 1996 and the six months ended August 3, 1996, respectively. The increase in the gross margin percent for Q2 1997 and the six months ended August 2, 1997 compared to the same periods last year was attributable to a higher proportion of revenues from XLConnect, which generates a higher gross margin percent than direct hardware sales.

Selling, general and administrative expenses ("SG&A") increased by approximately $1.5 million in Q2 1997 (14.2% of revenues) as compared to Q2 1996 (11.4% of revenues). SG&A increased by approximately $5.7 million for the six months ended August 2, 1997 (14.0% of revenues) as compared to the six months ended August 3, 1996 (11.9% of revenues). These increases were primarily due to an increase in SG&A of approximately $2.6 million and $6.5 million for Q2 1997 and the six months ended August 2, 1997, respectively, at XLConnect and severance and other costs for corporate personnel of approximately $1.5 million, partially offset by savings at XLSource as a result of the XL Transaction in July 1997. The increases at XLConnect were due to higher overhead costs to support XLConnect's growth and enable it to operate as a separate public company, as well as increased facility costs necessary to support overall personnel growth and new market expansion.
The Company has reduced the headcount and expenses of its corporate staff, which is expected to save approximately $2.2 million per quarter. Due to transitional issues and the timing of these changes, the full effect is not expected to be realized until the Company's fourth quarter (quarter ending January 31, 1998). It is anticipated that the decrease in the corporate staff will somewhat mitigate the continued increase in SG&A related to XLConnect's growth.

Interest expense decreased for both Q2 1997 and the six months ended August 2, 1997 compared to the same periods last year as a result of the use of proceeds from the XLConnect initial public offering in October 1996, the sale of Preferred Stock in October 1996 and January 1997 and the proceeds from the XL Transaction to repay outstanding debt.

The Company's effective tax rate for Q2 1997 was a 13.9% provision compared to a 30.7% benefit for Q2 1996. For the six months ended August 2, 1997, the effective tax rate was an 11.8% provision compared to a 27.5% benefit for the same period last year. These changes were primarily due to the write-off of non-deductible goodwill as part of the XL Transaction and an increase in the valuation allowance for deferred tax assets.

As a result of XL Transaction, the Company expects revenues, SG&A, amortization of intangibles and interest expense to decrease, and gross margin percent to increase as a higher portion of the Company's revenues will be generated from XLConnect.

Discontinued Operation
----------------------
For Q2 1997 and the six months ended August 2, 1997, the pre-tax loss was $7.8 million and $19.0 million, respectively, compared to a pre-tax profit of $3.1 million and $4.3 million, respectively, for the same periods last year. This change was due to lower revenues and gross margin percent as a result of increased competitive pressures throughout the industry primarily due to open-sourcing and the uncertainty of the future of the Indirect Business. The Indirect Business experienced a trend of declining sales caused by the Company's inability to retain and attract customers resulting from a number of factors. These factors included: fewer product lines offered by the Company compared to its larger competitors; a less favorable allocation of constrained products (which can command a higher gross margin) compared to prior periods; increased competition due to open-sourcing; and continued consolidation in the reseller channel.

Liquidity and Capital Resources
-------------------------------
The Company has been financed to date from stock offerings, bank and subordinated borrowings, inventory financing and internally generated funds. The principal uses of its cash have been to fund its accounts receivable and inventory, make acquisitions, repurchase common stock, invest in systems technology, and pay cash dividends.

As of August 2, 1997, the Company had cash and cash equivalents of $44.5 million compared to $42.9 million at February 1, 1997. In addition, the Company has approximately $45.3 million in escrow classified as a current asset pending resolution of the Closing Balance Sheets in the XL and RND Transactions and certain other issues. There is also a $5 million escrow included in Other assets on the Consolidated Balance Sheets which was established to secure the Company's obligations under the Ingram Supply Agreement. On September 15, 1997, the Company received from escrow $19.0 million after receiving one of the required consents in the XL Transaction. It is anticipated that approximately $21.3 million of the remaining escrows will be resolved and disbursed to the Company, to the extent not used to fund any adjustments, by January 31, 1998 (the end of the Company's fourth fiscal quarter). An additional $5 million in escrow is expected to be resolved and disbursed to the Company, to the extent not used to fund any adjustments, by May 2, 1998 (the end of the Company's first fiscal quarter). The remaining $5 million escrow will be held until the Company has satisfied its obligations under the Ingram Supply Agreement in three to five years.

Working capital was $49.3 million at August 2, 1997 compared to negative working capital of $18.3 million at February 1, 1997. The increase was primarily due to the cash proceeds from the XL Transaction, net of the repayment of the $55 million long-term debt reclassified as current.

As of August 2, 1997, the Company had a $225 million financing agreement, of which $22.2 million was available after considering the borrowing base formula (including the reduction of the $7.5 million irrevocable letter of credit to secure the Company's obligations under the Ingram Supply Agreement) and trade payables outstanding to a vendor related to the lender.

Based on the Company's expected level of operations, including plans to improve the performance of the remaining locations of XLSource, and capital expenditure requirements, management believes that the Company's cash, internally generated funds and available financing arrangements, will be sufficient to meet the Company's cash requirements at least for the next twelve months. However, if the Company continues to experience losses and negative operating cash flows, the vendors of XLSource could elect to restrict product availability and modify credit terms, which could have a material adverse effect on the Company's liquidity position. In such circumstances, there can be no assurance that alternative sources of financing could be obtained.

Inflation and Seasonality
-------------------------
The Company believes that inflation has not had a material impact on its operations or liquidity to date. The Company believes that its business is subject to some seasonality, and that weaker sales in the services part of the business (XLConnect) may be experienced during the fourth quarter due to fewer business days. The hardware part of the business (XLSource) follows a seasonal pattern with peaks occurring near the end of the calendar year.

Forward-Looking Statements
--------------------------
The matters discussed in this Form 10-Q that are forward-looking statements within the meaning of the federal securities laws are based on current management expectations that involve risks and uncertainties. Potential risks and uncertainties include, without limitation, the impact of economic conditions generally and in the industry for microcomputer products and services; the potential decline generally in the level of demand for the Company's products and services; the potential termination or non-renewal of a supply or services agreement with a major vendor or customer; continued competitive and pricing pressures in the industry; product supply shortages; open-sourcing of products from vendors; rapid product improvement and technological change, short product life cycles and resulting obsolescence risks; legal proceedings; risks associated with the return of transaction escrows; and risks of unavailability of adequate products, credit, capital or financing.

              INTELLIGENT ELECTRONICS, INC. and Subsidiaries

                       Part II - Other Information


Item 2.   Changes in Securities
          ---------------------

      (c) During the second quarter ended August 2, 1997, the holder of the Company's Series B Convertible Preferred Stock ("Preferred Stock") converted 10,000 shares of Preferred Stock having a stated value of $10,000,000, together with the accrued premium thereon of $310,373, into 3,894,461 shares of Common Stock. The issuance of the shares of Common Stock was exempt from the registration provisions of the Securities Act of 1933 (the "Act") pursuant to Section 3(a)(9) for exchanges with existing security holders. A registration statement covering the resale of the Common Stock issued upon conversion of the Preferred Stock has been declared effective under the Act.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

The Annual Meeting of Shareholders of the Company was held on July 16, 1997. Shareholders voted on the following items:

(a) For the approval of the sale of the Company's Reseller Network (the "Indirect Business"), and the adoption of the Stock Purchase Agreement providing for the sale of the Indirect Business:


               For         Against          Abstain
      -------------------------------------------------
           18,745,644      343,420          156,021


(b) For the Election of Directors:

                                       Votes          Votes       Broker
   Director         Term Expiration     For         Withheld     Non-Votes
   -----------------------------------------------------------------------
   Roger J. Fritz        2000       32,015,895      2,191,198        0
   Arnold S. Hoffman     2000       31,793,529      2,413,564        0
   Michael A. Norris     2000        32,831,054     1,376,039        0
   John A. Porter        2000        30,628,074     3,579,019        0


   Other directors whose term of office as a director continued after the meeting were as follows:

   Barry M. Abelson
   Christopher T.G. Fish
   William E. Johnson
   Gregory A. Pratt
   William L. Rulon-Miller
   Richard D. Sanford



Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

   (a)   Exhibits

         None

   (b)   Reports filed on Form 8-K.

         The Company's Report on Form 8-K dated July 1, 1997 reporting, under Item 5, the signing of an Asset Purchase Agreement with GECITS, pursuant to which the Company agreed to sell certain assets of its direct computer hardware sales business, and XLConnect, an 80% owned subsidiary of the Company, agreed to sell specified services contracts and related assets.

         The Company's Report on Form 8-K dated July 18, 1997 reporting, under Item 2, the consummation of the sale of certain assets of its direct computer hardware sales business and certain specified services contracts and related assets of XLConnect to GECITS and the consummation of sale of the Company's Reseller Network to Ingram.

                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Intelligent Electronics, Inc.



                               /s/  Eugene E. Marinelli, Jr.
                               -------------------------------
                                    Eugene E. Marienlli, Jr.
                                    Vice President, Chief
                                    Financial Officer and
                                    Chief Accounting Officer




Date:  September 16, 1997