Form 10-Q
period 1997-11-01
INTELLIGENT ELECTRONICS INC
filed 1997-12-16
CIK 814430

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C. 20549

                               FORM 10-Q


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

          FOR THE QUARTERLY PERIOD ENDED   November 1, 1997  .

                                   OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM          TO         .


Commission file number 0-15991


                      Intelligent Electronics, Inc.
                      -----------------------------
       (Exact name of registrant as specified in its charter)


            Pennsylvania                            23-2208404
   -------------------------------                 -------------
   (State or other jurisdiction of                 (IRS Employer
   incorporation or organization)                Identification No.)



         411 Eagleview Boulevard, Exton, PA          19341
       ----------------------------------------    ---------
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

     Yes __X__             No  _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 41,786,137 shares of Common Stock, par value $0.01 per share were outstanding at December 1, 1997.

PAGE

                INTELLIGENT ELECTRONICS, INC. and Subsidiaries

                                   INDEX



                                                                       Page No.
                                                                       --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


          Consolidated Balance Sheets

            November 1, 1997 and February 1, 1997                           3


          Consolidated Statements of Operations

            Three and Nine Months Ended November 1, 1997
            and November 2, 1996                                            4


          Consolidated Statements of Cash Flows

            Nine Months Ended November 1, 1997 and November 2, 1996         5


          Notes to Consolidated Financial Statements                        6


Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      11


PART II.  OTHER INFORMATION

Item 2.   Change in Securities                                             14

Item 6.   Exhibits and Reports on Form 8-K                                 14


SIGNATURES                                                                 15


PAGE

PART I -  FINANCIAL INFORMATION                                               FORM 10-Q

                     INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                               Consolidated Balance Sheets
                        (in thousands, except share-related data)

                                                            November 1,    February 1,
                                                                1997            1997
                                                            -----------    -----------
                                                            (unaudited)
                                    Assets

Current assets:
  Cash and cash equivalents                                 $   48,666     $   42,881
  Escrow receivables                                            26,313              -
  Accounts receivable, net                                      46,329        149,107
  Inventory                                                      1,226        311,669
  Prepaid expenses and other current assets                      2,292          4,834
  Deferred income taxes                                          7,646         11,861
                                                            -----------    -----------

   Total current assets                                        132,472        520,352

Property and equipment, net                                      8,446         58,712
Intangible assets, primarily goodwill, net                      44,205         91,914
Other assets                                                    21,335         28,103
                                                            -----------    -----------
     Total assets                                           $  206,458     $  699,081
                                                            ===========    ===========

                 Liabilities and Shareholders' Equity

Current liabilities:
  Short-term debt                                           $       34     $    3,486
  Accounts payable                                              26,742        430,107
  Accrued liabilities                                           58,925         50,034
  Long-term debt reclassified as current                             -         55,000
                                                            -----------    -----------
   Total current liabilities                                    85,701        538,627
                                                            -----------    -----------
Long-term debt                                                   5,119          3,496
Other long-term liabilities                                     13,524         11,015

Commitments and contingencies

Minority interest                                               11,222         10,472

Shareholders' equity:
  Series B Convertible Preferred stock $50 par value per share:
    Authorized 200,000 shares, issued and outstanding:
     None and 15,000 shares                                          -            750
  Common stock $.01 par value per share:
    Authorized 100,000,000 shares,
      issued:  47,052,959 and 41,352,973 shares                    471            413
  Additional paid-in capital                                   286,145        284,666
  Treasury stock                                               (66,847)       (67,311)
  Retained deficit                                            (128,877)       (83,047)
                                                            -----------    -----------
   Total shareholders' equity                                   90,892        135,471
                                                            -----------    -----------
     Total liabilities and shareholders' equity             $  206,458     $  699,081
                                                            ===========    ===========

See accompanying notes to the consolidated financial statements.

PAGE

                  INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                       Consolidated Statements of Operations
                       (in thousands, except per-share data)
                                   (unaudited)

                                                      Three months ended         Nine months ended
                                                    ------------------------   ------------------------
                                                    November 1,  November 2,   November 1,  November 2,
                                                       1997         1996          1997         1996
                                                    -----------  -----------   -----------  -----------
Revenues                                             $ 85,636     $189,637      $471,843     $598,525
Cost of goods sold                                     70,301      179,980       406,647      543,291
                                                    -----------  -----------   -----------  -----------
Gross profit                                           15,335        9,657        65,196       55,234
                                                    -----------  -----------   -----------  -----------
Operating expenses:
  Selling, general and administrative expenses         13,613       32,072        67,778       80,585
  Branch closure costs                                      -        9,790             -        9,790
  Amortization of intangibles, primarily goodwill
                                                          630        1,162         3,152        3,712
                                                    -----------  -----------   -----------  -----------
Total operating expenses                               14,243       43,024        70,930       94,087
                                                    -----------  -----------   -----------  -----------
Income (loss) from operations                           1,092      (33,367)       (5,734)     (38,853)
Other income (expense):
  Investment and other income, net
                                                          639           52           807           24
  Interest expense                                       (449)      (2,931)       (2,806)      (7,791)
  Loss on XL Transaction                                    -            -       (27,194)           -
                                                    -----------  -----------   -----------  -----------

Income (loss) from continuing operations before
  income tax provision (benefit) and minority interest
                                                        1,282      (36,246)      (34,927)     (46,620)
Income tax provision (benefit)                              -       (3,458)        4,277       (6,311)
                                                    -----------  -----------   -----------  -----------
Income (loss) from continuing operations before
  minority interest                                     1,282      (32,788)      (39,204)     (40,309)
Minority interest                                        (259)         (10)         (678)         (10)
                                                    -----------  -----------   -----------  -----------
Income (loss) from continuing operations
                                                        1,023      (32,798)      (39,882)     (40,319)

Discontinued operation:
  Loss from discontinued operation (net of
   tax benefit of $2,658, $6,875, and $329)                 -      (60,642)      (12,095)     (58,581)
  Gain on sale of discontinued operation (net
   of tax provision of $4,582)                              -            -         6,875            -
                                                    -----------  -----------   -----------  -----------
Net income (loss)                                       1,023      (93,440)      (45,102)     (98,900)
Preferred stock dividend                                    2            -           357            -
                                                    -----------  -----------   -----------  -----------
Net income (loss) applicable to
   common shareholders                               $  1,021     $(93,440)     $(45,459)    $(98,900)
                                                    ===========  ===========   ===========  ===========
Income (loss) per share:
   Continuing operations                             $   0.02     $  (0.92)     $  (1.04)    $  (1.14)
   Discontinued operation                                   -        (1.70)        (0.31)       (1.65)
   Sale of discontinued operation                           -            -          0.18           -
                                                    -----------  -----------   -----------  -----------

Net income (loss) per common share applicable
  to common shareholders                             $   0.02     $  (2.62)     $  (1.17)    $  (2.79)
                                                    ===========  ===========   ===========  ===========

Weighted average number of common shares
  and share equivalents outstanding:                   41,761       35,599        38,788       35,498

See accompanying notes to the consolidated financial statements.

PAGE

                  INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                      Consolidated Statements of Cash Flows
                            (in thousands, unaudited)

                                                                      Nine months ended
                                                                   ------------------------
                                                                   November 1,  November 2,
                                                                      1997         1996
                                                                   -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $ (45,102)   $ (98,900)
   Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
      Depreciation and amortization                                    7,733        8,530
      Write-down of property and equipment                             2,768          227
      Branch closure costs                                                 -        9,790
      Deferred taxes                                                   2,940         (275)
      Provision for losses on trade receivables                        5,172        1,104
      Provision for write-down of inventory                            2,919        3,340
      Minority interest in net income of XLConnect                       678           10
      Loss from discontinued operation                                12,095       58,581
      Gain on RND Transaction                                         (6,875)           -
      Changes in assets and liabilities excluding effects
      of business sales:
         Accounts receivable                                         (16,548)        (909)
         Inventory                                                    (6,228)      21,062
         Prepaid expenses and other current assets                      (269)       2,410
         Accounts payable                                               (305)     (50,052)
         Accrued liabilities                                          34,821          263
                                                                   -----------  -----------
   Net cash used for operating activities                             (6,201)     (44,819)
                                                                   -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment, net of disposals            (5,337)      (3,099)
   Proceeds from XL Transaction                                      135,740            -
   Transfers to escrow receivables                                   (50,313)           -
   Transfers from escrow receivables                                  19,000            -
   Other                                                                (744)        (673)
                                                                   -----------  -----------
   Net cash provided by (used for) investing activities               98,346       (3,772)
                                                                   -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt reclassified as current               (55,000)           -
   Repayment of long-term debt                                             -      (20,000)
   Proceeds from initial public offering by subsidiary                     -       45,254
   Net proceeds from sale of preferred stock and warrants                  -        4,692
   Net repayments from working capital advances                            -       (6,271)
   Proceeds from exercise of stock options                                 -        1,981
   Proceeds from employee stock purchase plan                             93          247
   Proceeds from loans on cash value of life insurance policies        4,220            -
   Repayment of loans on cash value of life insurance policies        (4,220)           -
   Proceeds from long-term debt                                        5,500            -
   Reduction in capital lease obligations                               (588)        (414)
                                                                   -----------  -----------
   Net cash provided by (used for) financing activities              (49,995)      25,489
                                                                   -----------  -----------
   Net cash provided by (used for) continuing operations              42,150      (23,102)

   Cash provided by (used for) discontinued operation                (36,365)      47,307
                                                                   -----------  -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              5,785       24,205

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      42,881       34,618
                                                                   -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  48,666    $  58,823
                                                                   ===========  ===========

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

(2)   New Accounting Standards
      ------------------------
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"), which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies the previous standards for computing earnings per share and requires the disclosure of basic and diluted earnings per share. For the fiscal year ended February 1, 1997, and the three and nine months ended November 1, 1997 and November 2, 1996, the amount reported as net income (loss) per share applicable to common shareholders is no different than that which would have been reported for basic and diluted net income (loss) per share applicable to common shareholders in accordance with SFAS No. 128.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which is effective for financial statements issued for periods beginning after December 15, 1997. The Company does not expect the adoption of SFAS 130 to have a material effect on its reported financial condition or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which is effective for financial statements issued for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way publicly-traded companies report information about operating segments as well as disclosures about products and services, geographic areas and major customers. The Company does not expect the adoption of SFAS 131 to have a material effect on its reported financial condition or results of operations.

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

The purchase price paid by the Buyer in the transaction pursuant to the Purchase Agreement (the "XL Transaction") was approximately $136.5 million, based on the estimated net book value of the assets being sold of approximately $95.0 million. Of the total purchase price paid in the XL Transaction, XLConnect received approximately $10.3 million (based on the estimated net book value of the assets acquired from it of approximately
$5.6 million).    The Company delivered a Balance Sheet as of the closing
date (the "Closing Balance Sheet") to the Buyer on August 29, 1997. The Buyer has reviewed the Closing Balance Sheet and the Company and the Buyer are currently discussing resolution of the issues related thereto. Of the purchase price, approximately $102.9 million was paid in cash at closing, with approximately $32.8 million paid into escrow.

Approximately $22.8 million of the total escrow was subject to release if and when the consent of two customers, whose contracts with XLSource were assigned in the transaction, are obtained. On September 15, 1997, $19.0 million was released as a result of obtaining one of the required consents. As of December 12, 1997, the other consent was still pending and the Company has therefore deferred the recognition of the premium allocated to that contract, totaling approximately $0.9 million.

The remaining $10.0 million in escrow is to be retained for up to 240 days to fund purchase price adjustments and obligations of the Company and XLConnect under the Purchase Agreement, including the obligation to repurchase from the Buyer any accounts receivable which were sold to the Buyer and remain uncollected 120 days after the closing date. The Company has received a notice from the Buyer that it is obligated to repurchase certain receivables from the Buyer. The Company has not yet determined whether it is so obligated, or the amount, if any, of the obligation.

As a result of the XL Transaction, the Company has preliminarily recorded a pre-tax loss of approximately $27.2 million, net of transaction costs, plus a tax provision of approximately $1.9 million. The tax provision is due to differences between the tax bases of the assets being sold and their amounts for financial reporting purposes (primarily goodwill). The loss from the XL Transaction will be finalized after the resolution of the remaining required consent and the Closing Balance Sheet issues, which are expected to take place in the quarter ending January 31, 1998.

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

As a result of the RND Transaction, the Company has preliminarily recorded a pre-tax gain of approximately $11.5 million, net of transaction costs, and a tax provision of approximately $4.6 million. The gain on the RND Transaction will be finalized after resolution of the Closing Balance Sheet and the issue relating to pre-closing revenues, which are expected to take place in the quarter ending January 31, 1998. Results of the Indirect Business have been reported separately as a discontinued operation in the accompanying Consolidated Statements of Operations.

The Company and Ingram are currently finalizing resolution of purchase price adjustments and Supply Agreement issues. The Company believes that such resolution will not have a material adverse effect on the Company.

The results of operations of the Indirect Business excluded from continuing operations are summarized as follows (in thousands):

                                   Three
                                   months
                                   ended                Nine months  ended
                                 November 2,      November 1,     November 2,
                                    1996             1997            1996
                                 -----------      -----------     -----------
Revenues                          $ 672,349        $ 787,821      $2,008,100
Costs and expenses                  735,649          806,791       2,067,010
                                 -----------      -----------     -----------
Loss before taxes                   (63,300)         (18,970)        (58,910)
Income tax benefit                    2,658            6,875             329
                                 -----------      -----------     -----------
Loss from discontinued operation  $ (60,642)      $  (12,095)     $  (58,581)
                                 ===========      ===========     ===========

Pro forma results of operations of the Company for the three months ended November 2, 1996 and the nine months ended November 1, 1997 and November 2, 1996, assuming the XL Transaction and the RND Transaction were consummated on February 4, 1996, are as follows (in thousands):

                                            Three
                                            months
                                            ended            Nine months  ended
                                          November 2,    November 1,      November 2,
                                             1996           1997             1996
                                          -----------    -----------      -----------
Revenues from continuing operations        $ 74,370       $ 250,546        $ 227,516
Loss from continuing operations              (1,716)        (28,731)          (7,864)
Loss from continuing operations per share     (0.05)          (0.74)           (0.22)


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

(4)   Credit Facilities
      -----------------
In September 1997, the Company's financing agreement was amended to reduce the allowable borrowings from $225 million to $55 million, subject to a borrowing base formula, as a result of the RND and XL Transactions and the Company's resultant decreased need for financing. This financing agreement was originally signed in April 1996, has a rolling eighteen month term and is renewable for six-month periods with the consent of the lender. The facility can be used for inventory financing, equipment financing and working capital purposes. The Company and the lender are currently finalizing an amended financing agreement to further reduce the size of the facility to $40 million, subject to a borrowing base formula. The Company repaid the $55 million long-term debt reclassified as current plus all current interest-bearing borrowings with proceeds from the XL Transaction. This facility imposes certain financial covenants relating to the Company's current ratio, working capital, and tangible net worth. The Company was in compliance with these covenants as of November 1, 1997 and believes that it will remain in compliance during fiscal 1997.

In March 1997, the financing agreement was amended to delete the assets of XLConnect and XLConnect's subsidiaries from the borrowing base, which in effect reduced the amount the Company can borrow under this agreement by $20 million. In conjunction with the March 1997 amendment, XLConnect entered into a separate secured credit agreement with this lender in the amount of $25 million, which the Company has guaranteed.

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

All borrowings under this agreement are included in accounts payable on the Company's Consolidated Balance Sheets. As of November 1, 1997, approximately $19.3 million was available after considering the borrowing base formula (including the reduction of the $7.5 million irrevocable letter of credit) and trade payables outstanding to a vendor affiliated with the lender.

On February 28, 1997, XLConnect entered into a transaction with a third party whereby the third party agreed to provide an unsecured loan of up to $11 million (the "Loan") to be used for specific business purposes. Up to $5.5 million was available and was drawn prior to August 28, 1997. The remaining amount may be drawn after August 28, 1997 and prior to February 28, 1998, subject to XLConnect satisfying certain financial criteria, which have been met. Interest is payable at an initial annual rate of 4% for the first two years, adjusts to 5% for the next two years and then adjusts to 6% for the remaining term. Principal payments of $0.75 million will be made quarterly beginning in August 1999 with a final payment of $1.25 million due on August 28, 2002. As of November 1, 1997, $5.5 million was outstanding under the Loan. In connection with the Loan, XLConnect issued to the third party a warrant to purchase up to 325,000 shares of XLConnect's common stock, which becomes exercisable on February 28, 1998, August 28, 1998 or February 28, 2002, depending on the occurrence of certain events, at a per share exercise price of $6.65, and expires on February 27, 2007. After considering the effects of the issuance of the warrant and the resultant discounting of the Loan, the effective interest rate is 7.4%.

(5)   Preferred Stock
      ---------------
During the quarter ended May 3, 1997, 1,000 shares of the Company's Series B Convertible Preferred Stock were converted into 370,362 shares of the Company's Common Stock.

During the quarter ended August 2, 1997, 10,000 shares of the Company's Series B Convertible Preferred Stock were converted into 3,894,461 shares of Common Stock.

During the quarter ended November 1, 1997, the remaining 4,000 shares of the Company's Series B Convertible Preferred Stock were converted into 1,435,163 shares of the Company's Common Stock.

Assuming the conversion of all shares of the Preferred Stock had taken place at the beginning of the periods presented, the income (loss) per share from continuing operations would have been $0.02 and $(0.96) for the three and nine months ended November 1, 1997, respectively, and $(0.79) and $(0.98) for the three and nine months ended November 1, 1996, respectively.

(6)   Supplemental Cash Flow Information
      ----------------------------------
Cash payments during the nine-month periods ended November 1, 1997 and November 2, 1996 included interest of $3,662,000 and $8,460,000, respectively, and income taxes of $480,000 and $95,000, respectively.

(7)   Contingencies
      -------------
In December 1994, several class action lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania (Civil Action Nos. 94-3753, 94-CV-7410, 94-CV-7388, and 94-CV-7405) against the
Company and certain directors and officers. These lawsuits were consolidated with a class action lawsuit filed in 1992 against the Company, certain directors and officers, and the Company's auditor's in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 92-CV-1905). A derivative lawsuit was also filed in December 1994 in the Court of Common Pleas of Philadelphia County (No. 803) against the Company and certain of its directors and officers. These lawsuits alleged violations of certain disclosure and related provisions of the federal securities laws and breach of fiduciary duties, including allegations relating to the Company's practices regarding vendor marketing funds, and sought damages in unspecified amounts as well as other monetary and equitable relief. The Company has reached a settlement of the class and derivative actions, without admitting any liability, under which the class and derivative plaintiffs will receive a total of $10 million. This settlement was approved by the Court on November 26, 1997, but will not become final until a thirty day appeal period has past. Of the $10 million, the Company contributed $3.8 million and the balance was funded by insurance. The amount paid by the Company was accrued in fiscal 1994.

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

PAGE

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------
Continuing Operations

Revenues declined in the quarter and nine months ended November 1, 1997 compared to the quarter and nine months ended November 2, 1996. These decreases resulted from the sale of certain XLSource locations and certain specified services contracts of XLConnect as part of the XL Transaction consummated in July 1997. On a pro forma basis assuming that the RND and XL Transactions were consummated on February 4, 1996, revenues for the quarter ended November 2, 1996 ("Q396") were $74.4 million compared to $85.6 million for the quarter ended November 1, 1997 ("Q397"). Revenues were $227.5 million for the nine months ended November 2, 1996 compared to $250.5 million for the nine months ended November 1, 1997. Both XLSource and XLConnect contributed to these pro forma increases.

Gross margin as a percent of revenues was 17.9% and 13.8% for Q397 and the nine months ended November 1, 1997, respectively, compared to 5.1% and 9.2% for Q396 and the nine months ended November 2, 1996, respectively. The increase in the gross margin percent for Q397 and the nine months ended November 2, 1997 compared to the same periods last year was attributable to a higher proportion of revenues from XLConnect, which generates a higher gross margin percent than the direct hardware sales of XLSource. In addition, certain charges were taken during Q396, totaling approximately $15.7 million, which reduced the reported gross margin percent for Q396 and the nine months ended November 2, 1996. On a pro forma basis, gross margin percent for Q396 and the nine months ended November 2, 1996 was 19.4% and 16.0%, respectively, compared to 17.9% and 18.8% for Q397 and the nine months ended November 1, 1997, respectively. The decrease in the pro forma gross margin percent for Q397 compared to Q396 was due to declining margins in the hardware business resulting from continued competitive pricing pressures and the loss of certain vendor discounts as a result of decreased purchase volumes.

Selling, general and administrative expenses ("SG&A") decreased by approximately $18.5 million in Q397 (15.9% of revenues) as compared to Q396 (16.9% of revenues). SG&A decreased by approximately $12.8 million for the nine months ended November 1, 1997 (14.4% of revenues) as compared to the nine months ended November 2, 1996 (13.5% of revenues). These decreases were primarily due to the consummation of the XL Transaction in July 1997 and the reduction in the corporate staff as a result of the RND and XL Transactions. On a pro forma basis, SG&A for Q396 and the nine months ended November 2, 1996 was $16.0 million (21.6% of revenues) and $44.1 million (19.3% of revenues), respectively, compared to $13.6 million (15.9% of revenues) and $46.9 million (18.7 % of revenues) for Q397 and the nine months ended November 1, 1997, respectively. The pro forma decrease from Q396 to Q397 was due primarily to continued headcount reductions in the Company's corporate staff and at XLSource, partially offset by an increase in XLConnect's SG&A to support continued growth of the services business. It is anticipated that the decrease in the corporate staff will somewhat mitigate the continued increase in SG&A related to XLConnect's growth.

Interest expense decreased for both Q397 and the nine months ended November 1, 1997 compared to the same periods last year as a result of the receipt of proceeds from the XLConnect initial public offering in October 1996, the sale of Preferred Stock in October 1996 and January 1997 and proceeds from the XL Transaction which were used to repay outstanding debt. Investment and other income increased as the Company's investable cash increased due to the factors above.

For Q397, the Company did not record a tax provision due to the use of net operating losses to offset taxable income. The Company's effective tax rate for Q396 was a 9.5% benefit. For the nine months ended November 1, 1997, the effective tax rate was an 12.3% provision compared to a 13.5% benefit for the same period last year. These changes were primarily due to the write-off of non-deductible goodwill as part of the XL Transaction.

Discontinued Operation
----------------------
For the nine months ended November 1, 1997, the pre-tax loss on discontinued operations was approximately $19.0 million compared to a pre-tax loss of approximately $58.9 million for the same period last year, which included an impairment loss totaling approximately $61.6 million. This change was due to lower revenues and gross margin percent as a result of increased competitive pressures throughout the industry primarily due to open-sourcing and the uncertainty of the future of the Indirect Business. The Indirect Business experienced a trend of declining sales caused by the Company's inability to retain and attract customers resulting from a number of factors. These factors included: fewer product lines offered by the Company compared to its larger competitors; a less favorable allocation of constrained products (which can command a higher gross margin) compared to prior periods; increased competition due to open-sourcing; and continued consolidation in the reseller channel.

Liquidity and Capital Resources
-------------------------------
The Company has been financed to date from stock offerings, bank and subordinated borrowings, inventory financing, sales of businesses and internally generated funds. The principal uses of its cash have been to fund its accounts receivable and inventory, make acquisitions, repurchase common stock, invest in systems technology, and pay cash dividends.

As of November 1, 1997, the Company had cash and cash equivalents of approximately $48.7 million compared to approximately $42.9 million at February 1, 1997. In addition, the Company has approximately $26.3 million in escrow classified as a current asset pending resolution of the Closing Balance Sheets and any indemnity claims in the XL and RND Transactions, the obligation to repurchase uncollected sold accounts receivables from GECITS and certain other issues. There is also a $5 million escrow included in Other assets on the Consolidated Balance Sheets which was established to
secure the Company's obligations under the Ingram Supply Agreement.   It is
anticipated that approximately $21.3 million of the escrows will be resolved by January 31, 1998 (the end of the Company's first fiscal quarter). An additional $5 million in escrow is expected to be resolved by May 2, 1998 (the end of the Company's first fiscal quarter). The remaining $5 million escrow will be held until the Company has satisfied its obligations under the Ingram Supply Agreement in three to five years. The Company has received a notice from GECITS that it is obligated to repurchase certain receivables from GECITS. The Company has not yet determined whether it is so obligated, or the amount, if any, of the obligation.

Working capital was approximately $46.8 million at November 1, 1997 compared to negative working capital of approximately $18.3 million at February 1, 1997. The increase was primarily due to the cash proceeds from the XL Transaction, net of the repayment of the $55 million long-term debt reclassified as current.

As of November 1, 1997, the Company had a $55 million financing agreement, of which approximately $19.3 million was available after considering the borrowing base formula (including the reduction of the $7.5 million irrevocable letter of credit to secure the Company's obligations under the Ingram Supply Agreement) and trade payables outstanding to a vendor affiliated with the lender. The Company and the lender are currently finalizing an amended financing agreement to further reduce the size of the facility to $40 million, subject to a borrowing base formula.

Based on the Company's expected level of operations, including plans to improve the performance of the remaining locations of XLSource, and capital expenditure requirements, management believes that the Company's cash, internally generated funds and available financing arrangements, will be sufficient to meet the Company's cash requirements at least for the next twelve months.

Inflation and Seasonality
-------------------------
The Company believes that inflation has not had a material impact on its operations or liquidity to date. The Company believes that its business is subject to some seasonality, and that weaker sales in the services part of the business (XLConnect) may be experienced during the fourth quarter due to fewer business days and plant closings around the holidays. The hardware part of the business (XLSource) follows a seasonal pattern with peaks occurring near the end of the calendar year.

Forward-Looking Statements
--------------------------
The matters discussed in this Form 10-Q that are forward-looking statements within the meaning of the federal securities laws are based on current management expectations that involve risks and uncertainties. Potential risks and uncertainties include, without limitation, the impact of economic conditions generally and in the industry for microcomputer products and services; the potential decline generally in the level of demand for the Company's products and services; the potential termination or non-renewal of a supply or services agreement with a major vendor or customer; continued competitive and pricing pressures in the industry; billable technical employee and product supply shortages; open-sourcing of products from vendors; changes in the mix of utilization to provide billable services between employees and subcontractors; rapid product improvement and technological change, short product life cycles and resulting obsolescence risks; legal proceedings; risks associated with the transaction purchase price adjustments and the return of transaction escrows; and risks of unavailability of adequate products, credit, capital or financing.


PAGE

             Intelligent Electronics, Inc. and Subsidiaries

                      Part II - Other Information


Item 2. Changes in Securities
        ---------------------

        (c) During the third quarter ended November 1, 1997, the holder of the Company's Series B Convertible Preferred Stock ("Preferred Stock") converted 4,000 shares of Preferred Stock having a stated value of $4,000,000, together with the accrued premium thereon of $133,890, into 1,435,163 shares of Common Stock. The issuance of the shares of Common Stock was exempt from the registration provisions of the Securities Act of 1933 (the "Act") pursuant to Section 3(a)(9) for exchanges with existing security holders. A registration statement covering the resale of the Common Stock issued upon conversion of the Preferred Stock has been declared effective under the Act.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (a)   Exhibits

              None

        (b)   Reports filed on Form 8-K.

              The Company's Report on Form 8-K/A dated July 18, 1997 and filed with the Securities and Exchange Commission on September 30, 1997 reporting, under Item 7, pro forma financial information for the sale of certain assets of its direct computer hardware sales business and certain specified services contracts and related assets of XLConnect to GECITS and the consummation of sale of the Company's Indirect Business to Ingram.





PAGE

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   Intelligent Electronics, Inc.



                                    /s/ Eugene E. Marinelli, Jr.
                                    ----------------------------
                                        Eugene E. Marinelli, Jr.
                                        Vice President, Chief
                                        Financial Officer and
                                        Chief Accounting Officer







Date:  December 16, 1997