Form 10-K
period 1998-01-31
INTELLIGENT ELECTRONICS INC
filed 1998-04-07
CIK 814430

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-K

     (Mark one)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended January 31, 1998
                                    OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1998:

                  Common Stock, $.01 Par Value - $277,943,766

  The number of shares outstanding of the issuer's common stock as of
                               March 31, 1998:

                   Common Stock, $.01 Par Value - 41,798,091

                      Documents Incorporated by Reference

                                   None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

PAGE

                                  PART I

                             Item 1.  BUSINESS

Introduction

Intelligent Electronics, Inc. (the "Company") provides information technology products, services and solutions to corporate customers, educational institutions and governmental agencies in the United States, primarily through its branch locations. The Company was founded in 1982 and is a Pennsylvania corporation. In March 1984, the Company commenced the wholesale distribution of microcomputers. On August 17, 1995, the Company exchanged shares of its Common Stock for all of the remaining shares (approximately 69%) of The Future Now, Inc. ("FNOW"), not then owned by the Company. The acquisition of FNOW, a computer sales and services company, expanded the Company's offerings through the addition of a direct computer products sales organization ("XLSource") and a professional services organization providing a wide range of sophisticated customer support and consulting services. The professional services organization was combined with one of the Company's existing subsidiaries to form XLConnect Solutions, Inc. ("XLConnect"), which was incorporated in January 1996. On October 17, 1996, XLConnect completed an initial public offering with the Company retaining an 80%-ownership interest. On July 18, 1997, the Company sold certain assets of XLSource and XLConnect sold certain specified managed services contracts and related assets (the "XL Transaction"). Also, on July 18, 1997, the Company sold its business (the "Indirect Business") of providing information technology products, services and solutions to network integrators and resellers in the RND Transaction (as defined below) and, accordingly, the Indirect Business is treated as a discontinued operation in the accompanying financial statements. The principal products sold, installed and serviced by the Company include microcomputers, workstations, local and wide area network systems, computer software and peripherals and telecommunications equipment. The Company also offers a wide range of sophisticated customer support and consulting services.

The Company's principal executive offices are located at 411 Eagleview Boulevard, Exton, Pennsylvania, 19341, telephone (610)458-5500. As used herein and unless otherwise required by the context, the "Company" shall mean Intelligent Electronics, Inc. and its majority-owned subsidiaries.

The matters discussed in this Form 10-K that are forward-looking statements are based on current management expectations that involve risks and uncertainties. Potential risks and uncertainties include, without limitation: the impact of economic conditions generally and in the industry for microcomputer products and services; the potential decline generally in the level of demand for the Company's products and services; the potential termination or non-renewal of a supply or services agreement with a major vendor or customer; continued competitive and pricing pressures in the industry; billable technical employee and product supply shortages; open sourcing of products from vendors; changes in the mix of utilization to provide billable services between employees and contractors; rapid product improvement and technological change, short product life cycles and resulting obsolescence risks; legal proceedings; the potential for year 2000-related expenditures; the risk factors described in "Quarterly Results and Seasonality" in XLConnect's Form 10-K for the year ended December 31, 1997 and in "Risk Factors" in XLConnect's Prospectus dated October 17, 1996 filed with the Securities and Exchange Commission in connection with its initial public offering; and the risks of unavailability of adequate products, credit, capital or financing.

Sale of the Company and XLConnect

On March 4, 1998, the Company and XLConnect executed an Agreement and Plan of Merger with Xerox Corporation ("Xerox"), whereby Xerox, using acquisition subsidiaries, will acquire through mergers (i) all of the outstanding capital stock of the Company in exchange for cash in the amount of $7.60 per share and (ii) all of the outstanding capital stock of XLConnect not owned by the Company in exchange for cash in the amount of $20.00 per share (collectively, the "Mergers"). The closing of the Mergers is subject to shareholder approval of both the Company and XLConnect at meetings currently anticipated to occur no later than June 30, 1998 and other customary terms and conditions. However, there can be no assurance that the Mergers will be completed. After the closing of the Mergers, the Company and XLConnect will be wholly-owned subsidiaries of Xerox.

XLSource

Through its acquisition of certain branch locations of FNOW in December
1994 and the 69% of FNOW's outstanding capital stock that it did not already own in August 1995, the Company acquired a direct computer products sales organization, which in 1996 was renamed XLSource. As part of the XL Transaction which was consummated on July 18, 1997, the Company sold to a subsidiary of GE Capital Information Technology Solutions, Inc. certain assets, consisting primarily of the inventory, accounts receivable and customer contracts relating to 20 of the 24 XLSource locations (comprising approximately two-thirds of XLSource's historical revenues) and real property leases and fixed assets relating to six of such 20 locations.
After the XL Transaction, XLSource continued to operate in 4 locations in Cincinnati, Cleveland, Indianapolis and Pittsburgh. These four locations comprised approximately one-third of XLSource's historical revenues prior to the transaction. XLSource is an authorized dealer for or a reseller of the products of over 80 manufacturers. XLSource has substantially outsourced its distribution, handling and inventory logistics to Ingram Micro Inc. ("Ingram"), a leading distributor of computer-related products, substantially reducing the need for XLSource to carry inventory and lease
warehouse space.   As a result, XLSource is able to provide the delivery of
products from most of the leading technology vendors with minimal operational risk or technology exposure.

XLSource, in conjunction with XLConnect (described below), focuses its sales and marketing efforts towards selling computer-related products and services to Fortune 1000 corporations, professional firms, and governmental and educational institutions. These customers are relying more on business partners and suppliers to provide a complete solution to their information technology needs, in addition to competitive pricing. Also, many larger customers are outsourcing their information technology needs. In order to meet these complex needs, XLSource supplies the hardware and partners with XLConnect, which provides sophisticated information technology services.

Sales to targeted customers are generated primarily by XLSource's sales representatives. These sales representatives generally have three or more years of microcomputer sales experience involving multi-product authorizations and are assigned to accounts on the basis of skill, experience and prior results. Successful operations will depend in part on the Company's ability to attract, hire and retain highly skilled and motivated sales personnel. Compensation programs for sales representatives include both salary and commission. Commissions are based on a percentage of the gross profit generated by the sale, thereby allowing the sales representative to participate in XLSource's gross profit.

XLSource's operations are managed by XLConnect pursuant to the Amended and Restated Services Agreement dated as of September 30, 1997 by and among the Company, XLConnect and XLSource (the "Services Agreement"). The Services Agreement provides for XLConnect to perform certain management, marketing and administrative services for the Company for $225,000 per month. These services include executive oversight, operations management at the corporate and branch levels, practice development, sales and sales management, marketing services, professional recruitment and legal, financial and accounting services.

XLSource purchases the majority of the products its sells through a supply agreement with Ingram. In the event the Company is unable to continue its relationship with Ingram, it believes it could establish a similar relationship with another company in a reasonable period of time. Because of the competitive nature of the microcomputer distribution industry, the Company believes it could ultimately obtain terms as beneficial as those
currently offered by Ingram.   Ingram also provides configuration services,
for a fee. The majority of the products purchased from Ingram are shipped directly from an Ingram warehouse to XLSource's customer. XLSource must be authorized by the manufacturer to sell that manufacturer's products, whether the product is purchased from Ingram, another source or the manufacturer. The purchasing operations of XLSource are centralized in one of its branches. This enables XLSource to more easily monitor and authorize purchases. It also limits the number of vendors used, so that overhead is minimized. XLSource's arrangements with the major manufacturers generally provide protection against declines in the dealer list price of products held in inventory by XLSource. These arrangements typically take the form of cash payments or credits against purchases in the amount equal to the difference between the price paid by XLSource and the new dealer list price. XLSource's manufacturers permit XLSource to pass through to its customers all warranties and return policies. XLSource subcontracts with XLConnect for any warranty work performed for customers.

XLSource's customers operate in a variety of industries, and therefore, XLSource is not dependent on any single industry as a source for customers.
No customer accounted for more than 10% of revenues generated by the four remaining XLSource branches. Sales to XLSource's top 25 customers accounted for approximately 50% of its revenue for the four branches in the year ended January 31, 1998 ("fiscal 1997"). The Company does not believe that the loss of any one customer would have a material adverse effect on its business.


XLConnect

Following the acquisition of FNOW, XLConnect was formed by combining the operations of one of the Company's existing subsidiaries with FNOW's professional services organization. XLConnect, an 80%-owned subsidiary of the Company, became a Nasdaq-traded company as a result of its initial public offering on October 17, 1996.

XLConnect provides enterprise-wide solutions to clients with complex computing and communications requirements. As a single-source provider, XLConnect offers comprehensive internetworking services, applications development services, managed services and telecommunication services, as described below. XLConnect's solutions are custom designed to integrate computing and communications devices and equipment with software applications and systems to develop local area networks ("LANs") and to link LANs through public and private communications networks and the Internet to form wide area networks ("WANs").

Internetworking Services

XLConnect designs and implements internetworking solutions to connect all segments of clients' networks using the proven products of leading hardware and software vendors. Through its internetworking services, XLConnect integrates computing and communications devices and equipment, such as PCs, workstations, databases, routers and hubs, with software applications and systems to develop LANs and to link LANs through public and private communications networks and the Internet to form WANs.

LAN/WAN Consulting and Design.	  LAN/WAN consulting and design services
involve assessing clients' information-sharing needs, evaluating existing infrastructure, analyzing current network performance and designing optimal system and network solutions.

Implementation and Project Management.	XLConnect implements network design
solutions and assumes responsibility for managing entire projects.
Elements of project management include configuring and installing desktop devices and networking equipment, configuring network operating systems and applications software, installing Internet web servers and implementing the infrastructure required for telecommunications services. XLConnect also provides services to enhance clients' information security over the Internet by customizing and implementing firewalls.

Applications Development Services

XLConnect's applications development services include customization and adaptation of proven software to meet clients' specific needs and training to support XLConnect's applications and internetworking solutions. Applications services provide clients with software solutions to improve productivity through more timely and accurate information-sharing and decision-making processes. XLConnect's applications solutions minimize development times while delivering quality solutions by using proven project management methodologies, risk assessment practices and software development techniques. Projects start with detailed needs assessments, requirements definitions and designs. The projects then involve prototype development, testing, implementation, training and support.

Applications Development and Integration.     XLConnect custom designs
groupware, client/server and intranet software applications. In particular, XLConnect customizes IBM/Lotus Notes applications into comprehensive intranet group communications solutions, such as electronic messaging, bulletin boards and video and voice communications capabilities. XLConnect also customizes Microsoft Exchange to help clients exchange information seamlessly. XLConnect adapts Netscape and Microsoft software to enable clients to implement electronic mail, electronic commerce and other Internet applications over the World Wide Web. XLConnect also provides Internet applications to develop web pages using programming languages such as Java and HTML. Finally, XLConnect offers its own suite of proprietary, intranet-based applications which it bundles together with customization and other services such as training and refers to as "XLConnectNets."

End-user Training.     XLConnect offers comprehensive training through
cooperative relationships with vendors such as Microsoft, Novell and IBM/Lotus to support its applications and internetworking solutions. Training is provided to end-users through programs designed to address the client's custom applications. In order to deliver training in an efficient and effective manner, XLConnect uses proven methodologies, assesses end-user training requirements and develops customized curricula.
Additionally, technical certification training centers are located in eight of the Company's 27 locations and provide vendor-certified instructors.

Managed Services

XLConnect's managed services help clients to organize and manage their technology resources, enable them to outsource multiple aspects of their information technology functions and minimize their support costs from the desktop through the LAN and WAN. XLConnect's managed services reduce clients' costs of technology ownership, allowing them to focus on their core competencies and reduce their in-house support staffs.

Technology Selection, Deployment and Management Services. XLConnect provides technology selection, procurement and deployment, asset management, software distribution and other support services. XLConnect places personnel on-site and dispatches personnel as needed to provide desktop and LAN support services. In addition, XLConnect also provides hardware repair services when requested by clients. Typically, XLConnect subcontracts a significant amount of these services to nationally recognized hardware repair providers.

Network Management. XLConnect provides remote network monitoring and diagnostics through its Network Management Center, minimizing the client's need for costly on-site service. The Network Management Center is able to detect failures throughout clients' LANs and WANs, to troubleshoot routers, hubs, file servers and desktop devices remotely and to dispatch technicians if necessary. In addition, XLConnect will provide remote network management over the Internet for Microsoft NT and Novell based file server environments. XLConnect also provides network management services at clients' sites.

Help Desk. XLConnect's help desk services provide software and network administration support, 24 hours a day, seven days a week, both on-site at the client and remotely from the Company's Help Desk Centers. Most of the calls involve software support for the clients' end-users.

Telecommunications Services

XLConnect's telecommunications services include the provision of data, microwave and voice transmission services. To provide these services, XLConnect has alliances with several leading telecommunications carriers and Internet service providers.

XLConnect is a non-facilities-based sales agent, and in limited circumstances a reseller, of value-enhanced services including voice, Internet access, ISDN and frame relay services, utilizing public switched and dedicated private networks.

Customers

No customer accounted for more than 10% of XLConnect's revenues during fiscal 1997. Sales to XLConnect's top 25 customers accounted for approximately 37% of its revenues. XLConnect does not believe that the loss of any one customer would have a material adverse effect on its business.


Indirect Business  (Discontinued Operation)

The Company provided the distribution of microcomputers and related equipment to network integrators and resellers, through a business-to-business approach. Although the Indirect Business had historically generated positive cash flows for the Company, it more recently had experienced a trend of declining sales caused by the Company's inability to retain and attract customers resulting from a number of factors and, accordingly, it was no longer generating positive cash flow. These factors included: fewer product lines offered by the Company compared to its larger competitors; a less favorable allocation of constrained products (which can command a higher gross margin) compared to prior years; increased competition; and continued consolidation in the reseller channel. Additionally, the Indirect Business was no longer able to take advantage of cash incentives offered by vendors due to the limited financial resources available to the Company. As a result, gross margin and product availability were negatively impacted. Product allocation and cash incentives are used by many vendors as an incentive for early payment.

In the past, certain vendors of the Company required resellers to purchase products from only one source. All of the Company's major vendors changed their policy, allowing either "open sourcing" or "second sourcing" (collectively "open sourcing") which permits resellers to purchase products from more than one source. The decision to adopt open sourcing was made by two of the Company's largest vendors during the third quarter of fiscal 1996. These vendors' products historically totaled approximately 30% to 36% of the Company's revenues. As a result of open sourcing, competitive pricing pressures throughout the industry intensified and customer and brand loyalty was reduced. The Company believes that this change had an adverse effect on the Indirect Business' (and therefore the Company's) results from operations and its financial position.

On April 29, 1997, the Company entered into a definitive agreement with Ingram to sell the stock and related assets and liabilities of the Indirect Business for $78.0 million (the "RND Transaction"). On July 16, 1997, the shareholders of the Company approved the RND Transaction and on July 18,
1997, the sale was consummated.   The purchase price was paid by assumption
of liabilities, based on the estimated balance sheet of the Indirect Business at the time of closing. The Company paid to Ingram approximately $4.5 million, which was the amount by which the estimated net assumed liabilities exceeded the purchase price.

Three separate escrow accounts were established as part of the RND Transaction. An escrow in the amount of $10.0 million was established for final settlement of any purchase price adjustments and indemnity claims. This escrow was funded by an intercompany payable due from the Indirect Business to the Company, which was paid by Ingram into escrow. Another escrow account in the amount of $2.5 million was established pending resolution of certain issues between the Company and Ingram relating to pre-closing revenues. A third escrow account in the amount of $5.0 million was established to secure the Company's obligations under the Amended and Restated Volume Purchase Agreement (the "Supply Agreement"). This escrow was to be released after the Company completed its obligations under the Supply Agreement. Under the terms of the Supply Agreement, XLSource agreed to order 100% of its product requirements available from Ingram, of no less than $1.8 billion, over a three-year period. The Company was also required to provide a $7.5 million irrevocable letter of credit in favor of Ingram to secure further the Company's obligations under the Supply Agreement.

On January 7, 1998, the Company and Ingram reached an agreement, dated as of November 21, 1997, whereby the material outstanding issues relating to the RND Transaction were settled. As a part of the agreement, which became effective as of January 7, 1998, the Company and Ingram agreed to the following:

  	(a)	The Supply Agreement was terminated and the Company and Ingram entered into a standard primary source supply agreement. The new supply agreement has no minimum purchase requirements or other volume purchase commitments and can be terminated with 30 days written notice by either party.

  	(b)	The escrow account in the amount of $5.0 million plus accrued interest, which was established to secure the Company's obligations under the Supply Agreement, was released to Ingram.

   (c)	The escrow account in the amount of $2.5 million plus accrued interest, which was established pending resolution of certain issues between the Company and Ingram relating to revenues, was released to the Company.

   (d)	All closing balance sheet issues and purchase price adjustments have been resolved. With respect to the escrow account in the amount of $10.0 million, which was established for final settlement of any purchase price adjustments and indemnity claims, Ingram received approximately $3.6 million plus accrued interest thereon, the Company received approximately $4.4 million plus accrued interest thereon and $2.0 million remained in escrow to cover any indemnity claims. Subsequent to January 31, 1998, the remaining $2.0 million escrow was released to the Company.

  	(e)	The $7.5 million irrevocable letter of credit used to secure the
Company's obligations under the Supply Agreement was terminated and replaced by a $5.0 million irrevocable letter of credit to cover any indemnity claims. The letter of credit will expire no later than July 18, 2000.


Competition

Competition in the microcomputer industry is intense, principally in the areas of price, product availability and technical consulting, support and service. The Company competes with computer aggregators, distributors, resellers and retailers in the sale of its products and services as well as firms offering information technology implementation consulting services. The Company faces competition from microcomputer manufacturers that sell their products through direct sales forces and from distributors that emphasize mail order and telemarketing. Certain competitors have greater technical, marketing and financial resources than the Company.

XLConnect competes in rapidly changing markets that are intensely competitive. These markets are highly fragmented with many direct and indirect competitors in each of them. XLConnect believes that the principal competitive factors for its services include technical expertise, breadth of service offerings, geographic reach, quality performance, client service and support, reputation, price of services and financial stability. XLConnect's competitors include the services organizations of established computer product manufacturers, value-added resellers, systems integrators and consultants, aggregators, distributors, specific service providers and long distance carriers and RBOCs. Many of XLConnect's current and potential competitors have substantially longer operating histories and financial, sales, marketing, technical and other competitive resources which are substantially greater than those of XLConnect. As a result, such competitors may be better able to respond or adapt to new or emerging technologies and changes in client requirements or to devote greater resources than XLConnect to XLConnect's markets, either through internal efforts or by forming strategic alliances with hardware or software vendors, telecommunication providers or other competitors of XLConnect, to offer new and improved services to XLConnect's clients or to increase their efforts to gain and retain market share through competitive pricing. There can be no assurance that XLConnect will be able to continue to compete successfully.


Trademarks and Service Marks

The trademarks or service marks "The Future Now, Inc.," "IE," "IE Intelligent Electronics," "XLConnect," "XLConnect Solutions," "XLConnectNets," "XLSource," and the design of the XLConnect logo are in use and are currently registered or are in the process of registration in the United States Patent and Trademark Office by the Company. Although the marks may not be registered with any states, the Company claims common law rights to the marks based on adoption and use. To the Company's knowledge, there are no pending interference, opposition or cancellation proceedings, or litigation, threatened or claimed, with respect to the marks in any jurisdiction. The Company holds no patents. Management believes that the Company's marks are valuable; however, the loss of use of any of the marks would not have a material adverse effect on the Company's business.


Employees

As of January 31, 1998, the Company had 1,646 full-time employees, of which approximately 1,500 were employed by XLConnect. No employee is represented by a labor union and the Company believes that its employee relations are good.


                          Item 2.  PROPERTY

The Company leases approximately 16,000 square feet in Exton, Pennsylvania, primarily for its principal executive offices with a lease term expiring on December 31, 1998. In addition, the Company leases facilities for the XLConnect and XLSource branch locations expiring at various dates between 1998 and 2007. The Company believes that its facilities are adequate for its present needs.


                      Item 3.  LEGAL PROCEEDINGS

In December 1994, several class action lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania (Civil Action Nos. 94-3753, 94-CV-7410, 94-CV-7388, and 94-CV-7405) against the
Company and certain directors and officers. These lawsuits were consolidated with a class action lawsuit filed in 1992 against the Company, certain directors and officers, and the Company's auditor's in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 92-CV-1905). A derivative lawsuit was also filed in December 1994 in the Court of Common Pleas of Philadelphia County (No. 803) against the Company and certain of its directors and officers. These lawsuits alleged violations of certain disclosure and related provisions of the federal securities laws and breach of fiduciary duties, including allegations relating to the Company's practices regarding vendor marketing funds, and sought damages in unspecified amounts as well as other monetary and equitable relief. The Company reached a settlement of the class and derivative actions, without admitting any liability, under which the class and derivative plaintiffs will receive a total of $10 million. This settlement was approved by the Court on November 26, 1997 and became final upon the expiration of the thirty day appeal period. Of the $10 million, the Company contributed $3.8 million and the balance was funded by insurance.

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



      Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                  PART II

             Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                      AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the Nasdaq Stock Market (symbol
INEL).  As of March 26, 1998, there were 972 shareholders of record.

Set forth below is the range of the high and low sale prices for the Company's Common Stock as reported by the Nasdaq Stock Market during each fiscal quarter within the two most recent fiscal years:

      Quarter ended                    High                 Low
     -----------------              -----------          ---------

     January 31, 1998               $   5 5/8            $  4 7/16
     November 1, 1997               $   5 13/16          $  3 1/32
     August 2, 1997                 $   3 3/4            $  2 3/8
     May 3, 1997                    $   4 3/4            $  2 1/4
     February 1, 1997               $   9 1/8            $  3 3/4
     November 2, 1996               $  10 3/4            $  5 3/4
     August 3, 1996                 $  11 1/2            $  5
     May 4, 1996                    $   9 7/8            $  3 1/2


The Company instituted a quarterly dividend of $0.08 per share on Common Stock in the second quarter of the year ended January 29, 1994 ("fiscal 1993"). On June 1, 1993, the Company paid a one-time special cash dividend of $2.00 per share on Common Stock. In the second quarter of the year ended January 28, 1995 ("fiscal 1994"), the quarterly dividend was increased to $0.10 per share on Common Stock. In the fourth quarter of the year ended February 3, 1996 ("fiscal 1995"), the quarterly dividend on Common Stock was suspended. It is unlikely that the quarterly dividend on Common Stock will be resumed.


PAGE

                    Item 6.  SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA(1) for fiscal 1997, the year ended February 1, 1997 ("fiscal 1996"), fiscal 1995, fiscal 1994 and fiscal 1993 (in thousands, except per share data)

                                         Fiscal      Fiscal     Fiscal     Fiscal    Fiscal
                                          1997        1996       1995       1994      1993
                                        ---------  ---------  ---------  --------- ---------
Revenues
   from continuing operations           $ 557,912  $ 779,642  $ 469,266  $ 10,357  $    --

Loss from continuing operations
 applicable to common shareholders        (39,373)   (44,340)   (22,557)  (22,649)    (882)

Basic and diluted loss from continuing
 operations per common share applicable
 to common shareholders                 $   (1.00) $   (1.27) $   (0.69) $  (0.65) $ (0.02)

Cash dividends declared per
  share of Common Stock                        --         --  $    0.30  $   0.38  $  2.24


BALANCE SHEET DATA


                                         Fiscal     Fiscal     Fiscal     Fiscal     Fiscal
                                          1997       1996       1995       1994       1993
                                        --------   ---------  ---------  ---------  ---------
Total assets                            $ 207,489  $ 699,081  $ 839,349  $ 670,774  $ 577,011

Long-term debt reclassified as current         --     55,000         --         --         --

Long-term debt                              5,152      3,496     80,025         --         --

Total shareholders' equity                 91,854    135,471    178,036    167,484    218,850


(1) See Notes 3 and 4 to the Consolidated Financial Statements for information regarding the RND Transaction on July 18, 1997, the sale of certain assets of XLSource and certain specified managed services contracts and related assets of XLConnect on July 18, 1997 and the acquisition of FNOW on August 17, 1995. As a result of the RND Transaction, the results of operations presented have been restated to show the Indirect Business as a discontinued operation.


        Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Continuing Operations

Fiscal 1997 compared to Fiscal 1996

Revenues for fiscal 1997 decreased as compared to fiscal 1996 due to the XL Transaction, whereby the Company sold certain assets of locations
generating approximately two-thirds of XLSource's historical revenues.   On
a pro forma basis (assuming the XL Transaction was consummated at the beginning of fiscal 1996), revenues would have been approximately $336.6 million in fiscal 1997 compared to approximately $305.4 million in fiscal 1996. Pro forma revenues generated by XLSource increased by 4.6% and XLConnect pro forma revenues increased by 21.5%. The XLConnect increases resulted from growth in most of its service areas.

The gross margin percent for fiscal 1997 was 14.4% compared to 9.6% for fiscal 1996. During fiscal 1996, a major customer of the Company's rental program announced the adoption of a new technology platform resulting in the reassessment by the Company of the estimated future revenue stream under this program. This resulted in an estimated shortfall, of approximately $8 million, in future rental revenue compared to the Company's future related lease obligations. In addition, charges for changes in estimates for inventory reserves ($4.5 million) and vendor payables and receivable issues ($3.2 million) were also recorded.
Excluding these charges, the gross margin percent for fiscal 1996 would have been 11.6%. The increase in gross margin percent was primarily attributable to an increase in revenues from the services section (XLConnect), which generates a higher gross margin percent. On a pro forma basis (assuming the XL Transaction was consummated at the beginning of fiscal 1996), the gross margin percent for fiscal 1997 would have been 18.6% compared to 15.5% for fiscal 1996, reflecting an increase in revenues from XLConnect. The pro forma gross margin percent for XLSource increased from 7.5% in fiscal 1996 to 9.5% in fiscal 1997. The increase reflects certain of the charges, as described above, taken in fiscal 1996, offset, in part by continued competitive pricing pressures and the loss of certain vendor discounts and funding as a result of decreased purchase volumes. The pro forma gross margin percent for XLConnect increased to 34.4% in fiscal 1997 compared to 31.7% in fiscal 1996. The increase was primarily due to the sale of certain lower-margin services contracts as part of the XL Transaction.

Selling, general and administrative ("SG&A") expenses decreased to approximately $81.7 million (14.7% of revenues) in fiscal 1997 compared to approximately $101.5 million (13.0% of revenues) in fiscal 1996. The decrease in SG&A expenses is primarily due to the XL Transaction in July
1997 and the reduction of the corporate staff as a result of the XL and RND Transactions, offset in part by an increase in XLConnect's SG&A expenses to support continued growth of the services business. On a pro forma basis (assuming the XL Transaction was consummated at the beginning of fiscal
1996), SG&A expenses would have been approximately $60.8 million (18.1% of revenues) in fiscal 1997 compared to approximately $60.0 million (19.7% of revenues) in fiscal 1996. The pro forma increase in SG&A expenses was primarily due to an increase in XLConnect's SG&A expenses to support continued growth of the services business, partially offset by headcount reductions in the Company's corporate staff and at XLSource. It is anticipated that the decrease in the corporate staff and at XLSource will somewhat mitigate the continued increase in expenses related to XLConnect's growth.

Amortization of intangibles decreased in fiscal 1997 compared to fiscal 1996 as a result of the XL Transaction which eliminated a portion of the goodwill associated with the FNOW acquisition.

Interest expense decreased in fiscal 1997 compared to fiscal 1996 as a result of the proceeds from the XLConnect initial public offering in October 1996, the sale of Preferred Stock in October 1996 and January 1997 and the proceeds from the XL Transaction, which were used to repay outstanding debt. Investment and other income increased as the Company's investable cash increased due to the factors above.

For fiscal 1997, the Company's effective tax rate was a 13.2% provision compared to a 11.8% benefit in fiscal 1996. The change in the Company's effective tax rate was primarily due to the write-off of non-deductible goodwill as part of the XL Transaction, partially offset by the use of the Company's net operating losses to offset taxable income in the second half of fiscal 1997.

Fiscal 1996 Compared to Fiscal 1995

Revenues increased 66.1% in fiscal 1996 compared to fiscal 1995 as a result of the acquisition of FNOW in August 1995 and the subsequent inclusion of its operating results for the full year in fiscal 1996 compared to only 24 weeks in fiscal 1995.

The gross margin percent for fiscal 1996 was 9.6% compared to 11.2% for fiscal 1995. The decrease in gross margin percent in fiscal 1996 compared to fiscal 1995 was primarily due to approximately $15.7 million of charges recorded in fiscal 1996. Excluding these charges, the gross margin percent for fiscal 1996 would have been 11.6%, reflecting an increase in revenues from the services sector (XLConnect), which generates a higher gross margin percent.

SG&A expenses increased to approximately $101.5 million (13.0% of revenues) in fiscal 1996 compared to approximately $64.3 million (13.7% of revenues) in fiscal 1995. The increase in SG&A expenses is due primarily to the inclusion of FNOW's operating costs for the full year in fiscal 1996 compared to only 24 weeks in fiscal 1995, partially offset by savings realized as a result of workforce reductions which took place in fiscal 1995.

Amortization of intangibles increased in fiscal 1996 compared to fiscal 1995 due to a full year of goodwill amortization associated with the FNOW acquisition.

Investment and other income declined in fiscal 1996 compared to fiscal 1995 primarily due to the use of available cash during fiscal 1995 for the payment of cash dividends, capital expenditures and the repayment of FNOW's bank and finance company debt following the acquisition in August 1995. Interest expense increased in fiscal 1996 compared to fiscal 1995 as a result of the Company's more frequent use of its available financing arrangements for inventory financing and working capital purposes, higher average borrowing rates and the addition of $75 million of long-term debt in October 1995. The long-term debt was reduced to $55 million in October 1996.

The Company's effective tax rate for fiscal 1996 was an 11.8% benefit compared to a 34.3% benefit for fiscal 1995. The change in the effective tax rate was due primarily to the increase in the valuation allowance for deferred tax assets.


Results of Discontinued Operation and the RND Transaction

For fiscal 1997, fiscal 1996 and fiscal 1995, the pre-tax income (loss) on discontinued operations was approximately $(19.0) million, $(60.5) million and $7.8 million, respectively. These changes were due to lower revenues and gross margin percent as a result of increased competitive pressures throughout the industry primarily due to open sourcing and the uncertainty of the future of the Indirect Business. The Indirect Business experienced a trend of declining sales caused by the Company's inability to retain and attract customers resulting from a number of factors. These factors included: fewer product lines offered by the Company compared to its larger competitors; a less favorable allocation of constrained products (which can command a higher gross margin); increased competition due to open sourcing; and continued consolidation in the reseller channel. In addition, the Indirect Business was no longer able to take advantage of cash incentives offered by vendors due to the limited financial resources available to the Company.

During the third quarter of fiscal 1996, a decision to adopt open sourcing was made by two of the Company's largest vendors. These vendors' products historically totaled approximately 30% to 36% of the Company's revenues. This change and a trend of declining sales, gross margins, earnings and cash flows in the Indirect Business caused the Company to undertake a review of its long-lived assets in this business unit. As a result of this review, which was based on estimated undiscounted future cash flows of the business, it was determined that certain assets were impaired. The Company determined that the carrying value of its goodwill relative to the Indirect Business would not be recovered from future operations. Accordingly, this goodwill, amounting to approximately $55.5 million, was written-off as of November 2, 1996. This goodwill was recorded in 1988 and 1989 with the acquisitions of Entre Computer Centers, Inc. ("Entre") and Connect Point of America, Inc. ("CPA"), respectively. Both Entre and CPA had substantial franchise operations when they were acquired.

Also, as a result of this review, the Company determined that certain technology investments would not be fully recovered from estimated future cash flows. The Company's configuration software, primarily consisting of licenses purchased from a third party in 1994 for the use of this system, was written down to its estimated recoverable value. This fiscal 1996 write-down, approximating $6 million, was due to a continuing trend of expenses exceeding revenues in this portion of the business and the introduction of competitive technology available through the use of the Internet.

On April 29, 1997, the Company entered into a definitive agreement with Ingram to sell the stock and related assets and liabilities of the Indirect Business for $78.0 million. On July 16, 1997, the shareholders of the Company approved the sale of the Indirect Business as part of the RND
Transaction and on July 18, 1997, the sale was consummated.   The purchase
price was paid by assumption of liabilities, based on the estimated balance sheet of the Indirect Business at the time of closing. The Company paid to Ingram approximately $4.5 million, which was the amount by which the estimated net assumed liabilities exceeded the purchase price.

Three separate escrow accounts were established as part of the RND Transaction. An escrow in the amount of $10.0 million was established for final settlement of any purchase price adjustments and indemnity claims. This escrow was funded by an intercompany payable due from the Indirect Business to the Company, which was paid by Ingram into escrow. Another escrow account in the amount of $2.5 million was established pending resolution of certain issues between the Company and Ingram relating to pre-closing revenues. A third escrow account in the amount of $5.0 million was established to secure the Company's obligations under Supply Agreement. This escrow was to be released after the Company completed its obligations under the Supply Agreement. Under the terms of the Supply Agreement, XLSource agreed to order 100% of its product requirements available from Ingram, of no less than $1.8 billion, over a three-year period. The Company was also required to provide a $7.5 million irrevocable letter of credit in favor of Ingram to secure further the Company's obligations under the Supply Agreement.

On January 7, 1998, the Company and Ingram reached an agreement, dated as of November 21, 1997, whereby the material outstanding issues relating to the RND Transaction were settled. As a part of the agreement, which became effective as of January 7, 1998, the Company and Ingram agreed to the following:

  	(a)	The Supply Agreement was terminated and the Company and Ingram entered into a standard primary source supply agreement. The new supply agreement has no minimum purchase requirements or other volume purchase commitments and can be terminated with 30 days written notice by either party.

  	(b)	The escrow account in the amount of $5.0 million plus accrued interest, which was established to secure the Company's obligations under the Supply Agreement, was released to Ingram.

   (c)	The escrow account in the amount of $2.5 million plus accrued interest, which was established pending resolution of certain issues between the Company and Ingram relating to revenues, was released to the Company.

  	(d)	All closing balance sheet issues and purchase price adjustments have been resolved. With respect to the escrow account in the amount of $10.0 million, which was established for final settlement of any purchase price adjustments and indemnity claims, Ingram received approximately $3.6 million plus accrued interest thereon, the Company received approximately
$4.4 million plus accrued interest thereon and $2.0 million remained in escrow to cover any indemnity claims. Subsequent to January 31, 1998, the remaining $2.0 million escrow was released to the Company.

  	(e)	The $7.5 million irrevocable letter of credit used to secure the
Company's obligations under the Supply Agreement was terminated and replaced by a $5.0 million irrevocable letter of credit to cover any indemnity claims. The letter of credit will expire no later than July 18, 2000.

As a result of the RND Transaction, the Company has recorded a pre-tax gain of approximately $11.5 million, net of transaction costs, and a tax provision of approximately $4.6 million. Results of the Indirect Business have been reported separately as a discontinued operation in the accompanying Consolidated Statements of Operations.


Liquidity and Capital Resources

The Company has financed its operations to date from stock offerings, bank and subordinated borrowings, inventory financing, sales of businesses and internally generated funds. The principal uses of its cash have been to fund its accounts receivable and inventory, make acquisitions, repurchase common stock, invest in systems technology, and pay cash dividends.

During fiscal 1997, cash used by operating activities totaled approximately $21.3 million compared to approximately $34.0 million of cash used in fiscal 1996. This change can be attributed primarily to the lower operating loss and an increase in accounts payable and accrued liabilities, partially offset by an increase in accounts receivable in fiscal 1997 compared to fiscal 1996.

At January 31, 1998, the Company had cash and cash equivalents of $46.6 million compared to $42.9 million at February 1, 1997. The increase is primarily due to the proceeds from the XL Transaction, partially offset by the repayment of the long-term debt reclassified as current, operating losses in the first and second quarters of fiscal 1997 and losses attributed to the discontinued operation.  In addition, at January 31,
1998, the Company had approximately $15.8 million in escrow classified as a current asset pending resolution of the XL Transaction closing balance sheet and accounts receivable issues and indemnity claims related to the
RND Transaction. Subsequent to January 31, 1998, the closing balance sheet and accounts receivable issues related to the XL Transaction were resolved with approximately $13.8 million of the escrow being released to the Buyer and the Company paying approximately $4.6 million to the Buyer. In addition, the $2.0 million escrow related to indemnity claims from the RND Transaction was released to the Company. Working capital was positive
$43.6 million at January 31, 1998 compared to negative working capital of $18.3 million at February 1, 1997. The reason for the negative working capital was the reclassification of $55 million of long-term debt to a
current liability.   Without this reclassification, the Company would have
had positive working capital of $36.7 million as of February 1, 1997.
The increase in working capital at January 31, 1998 is due primarily to proceeds from the XL Transaction and the sale of the Indirect Business (which had negative working capital at February 1, 1997) in the RND Transaction, partially offset by the repayment of the long-term debt reclassified as current.

At January 31, 1998, the Company had a $55 million financing agreement with a finance company, of which $17.7 million was available after considering the borrowing base formula (including the reduction due to the $5.0 million irrevocable letter of credit to secure any indemnity claims brought by Ingram) and trade payables outstanding to a vendor related to the finance company.

In the fourth quarter of fiscal 1995, the Board of Directors suspended the Company's quarterly dividend.

If the Mergers are not completed, based on the Company's expected level of operations, including plans to improve the performance of the remaining locations of XLSource, and capital expenditure requirements, management believes that the Company's cash, internally generated funds and available financing arrangements will be sufficient to meet the Company's cash requirements at least for the next twelve months.


Sale of the Company and XLConnect

On March 4, 1998, the Company and XLConnect executed an Agreement and Plan of Merger with Xerox, whereby Xerox, will acquire through the Mergers (i) all of the outstanding capital stock of the Company in exchange for cash in the amount of $7.60 per share and (ii) all of the outstanding capital stock of XLConnect not owned by the Company in exchange for cash in the amount of $20.00 per share. The closing of the Mergers is subject to shareholder approval of both the Company and XLConnect at meetings currently anticipated to occur no later than June 30, 1998 and other customary terms and conditions. However, there can be no assurance that the Mergers will be completed. After the closing of the Mergers, the Company and XLConnect will be wholly-owned subsidiaries of Xerox.


Inflation and Seasonality

The Company believes that inflation has not had a material impact on its operations or liquidity to date. The Company believes that its business is subject to some seasonality, and that weaker sales in the services part of the business (XLConnect) may be experienced during the fourth quarter due to fewer business days and plant closings around the holidays. The computer products part of the business (XLSource) follows a seasonal pattern with peaks occurring near the end of the calendar year.


Year 2000 Issues

The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information in the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or systems failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, they could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.



              Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Intelligent Electronics, Inc.
and its subsidiaries, listed under Item 14(a)(1) are filed as part of this Annual Report on Form 10-K.

REPORTS OF INDEPENDENT ACCOUNTANTS
----------------------------------

The Board of Directors and Shareholders
Intelligent Electronics, Inc.

We have audited the accompanying consolidated balance sheet of Intelligent Electronics, Inc. and subsidiaries as of January 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Electronics, Inc. and subsidiaries as of January 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP

Philadelphia, PA
April 2, 1998
---------------------------------------------------------------------------

To the Board of Directors and Shareholders
Intelligent Electronics, Inc.


In our opinion, the consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows as of and for each of the two years in the period ended February 1, 1997 present fairly, in all material respects, the financial position, results operations and cash flows of Intelligent Electronics, Inc. and its subsidiaries as of and for each of the two years in the period ended February 1, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Intelligent Electronics, Inc. for any period subsequent to February 1, 1997.


PRICE WATERHOUSE LLP

Philadelphia, Pennsylvania
April 30, 1997

               INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                         Consolidated Balance Sheets
                 (in thousands, except share-related data)

                                                              January 31,  February 1,
                                                                 1998         1997
                                                              -----------  -----------
                                    Assets
                                    ------
Current assets:
  Cash and cash equivalents                                   $    46,586  $   42,881
  Escrow receivables                                               15,813          --
  Accounts receivable (net of allowance for doubtful
    accounts of $3,994 in 1997 and $8,101 in 1996)                 63,323     149,107
  Inventory                                                         2,628     311,669
  Prepaid expenses and other current assets                         1,656       4,834
  Deferred income taxes                                             7,617      11,861
                                                              -----------  ----------
Total current assets                                              137,623     520,352
  Property and equipment, net                                       9,885      58,712
  Intangible assets, primarily goodwill (net of accumulated
    amortization of $7,014 in 1997 and $7,389 in 1996)             43,576      91,914
  Other assets                                                     16,405      28,103
                                                              -----------  ----------
Total assets                                                  $   207,489  $  699,081
                                                              ===========  ==========

                          Liabilities and Shareholders' Equity
                          ------------------------------------
Current liabilities:
    Short-term debt                                           $        16  $    3,486
    Accounts payable                                               40,473     430,107
    Accrued liabilities                                            32,561      49,434
    Income taxes payable                                            7,695         600
    Accrued liabilities for sale of business                       13,269          --
    Long-term debt reclassified as current                             --      55,000
                                                              -----------  ----------

        Total current liabilities                                 94,014      538,627
  Long-term debt                                                   5,152        3,496
  Other long-term liabilities                                      4,935       11,015
  Minority interest                                               11,534       10,472
  Commitments and contingencies (Notes 3, 6, 7, 10, 14, 15 and 16)
  Shareholders' equity:
    Preferred stock $1.00 par value per share:
      Authorized 15,000,000 shares, none issued and outstanding       --           --
    Series B convertible preferred stock $50.00 par
      value per share: Authorized 200,000 shares,
        issued and outstanding: none in 1997 and 15,000 in 1996       --          750
    Common stock $.01 par value per share:
      Authorized 100,000,000 shares; issued: 47,052,959
        in 1997 and 41,352,973 in 1996                               471          413
    Additional paid-in capital                                   286,210      284,666
    Treasury stock, at cost (5,254,868 shares in 1997 and
      5,303,332 shares in 1996)                                  (66,696)     (67,311)
    Retained deficit                                            (128,131)     (83,047)
                                                             -----------   ----------

    Total shareholders' equity                                    91,854      135,471
                                                             -----------   ----------
       Total liabilities and shareholders' equity            $   207,489   $  699,081
                                                             ===========   ==========

See accompanying notes to consolidated financial statements.

                INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                      Consolidated Statements of Operations
                     (in thousands, except per share data)

                                                                   Year ended
                                                       --------------------------------------
                                                       January 31,  February 1,   February 3,
                                                          1998         1997          1996
                                                       -----------  -----------   -----------
Revenues                                                $ 557,912    $ 779,642     $ 469,266
Cost of goods sold                                        477,412      704,926       416,882
                                                       -----------  -----------   -----------
Gross profit                                               80,500       74,716        52,384
                                                       -----------  -----------   -----------
Operating expenses:
  Selling, general and administrative expenses             81,719      101,499        64,283
  Amortization of intangibles, primarily goodwill           3,781        4,960         2,300
  Branch closure costs                                         --        9,790            --
                                                       -----------  -----------   -----------

    Total operating expenses                               85,500      116,249        66,583
                                                       -----------  -----------   -----------
Loss from operations                                       (5,000)     (41,533)      (14,199)
Other income (expense):
  Investment and other income, net                          1,493          200         2,099
  Interest expense                                         (3,327)      (8,712)       (5,838)
  Loss on XL Transaction                                  (26,749)          --            --
                                                       -----------  -----------   -----------

Loss from continuing operations before provision
  (benefit) for income taxes,  equity in loss of affiliate,
   and minority interest                                   (33,583)     (50,045)      (17,938)
Provision (benefit) for income taxes                         4,443       (5,895)       (6,143)
                                                        -----------  -----------   -----------
Loss from continuing operations before
   equity in loss of affiliate and minority interest       (38,026)     (44,150)      (11,795)
Equity in loss of affiliate (net of benefit of $1,123)          --           --       (10,762)
                                                        -----------  -----------   -----------
Loss from continuing operations
   before minority interest                                (38,026)     (44,150)      (22,557)
Minority interest                                             (990)         (70)          --
                                                        -----------  -----------   -----------
Loss from continuing operations                            (39,016)     (44,220)      (22,557)
Discontinued operation:
  Income (loss) from discontinued operation (net of tax
     provision (benefit) of  $(6,875), $(623) and $4,694)  (12,095)     (59,834)        3,069
 Gain on sale of discontinued operation (net of tax
      provision of $4,582)                                   6,875           --            --
                                                        -----------  -----------   -----------
Net loss                                                   (44,236)    (104,054)      (19,488)
Preferred stock dividend                                       357          120            --
                                                        -----------  -----------   -----------
Net loss applicable to common shareholders              $  (44,593)  $ (104,174)   $  (19,488)
                                                        ===========  ===========   ===========
Basic and diluted loss per share:
 Continuing operations                                  $    (1.00)  $    (1.27)   $    (0.69)
 Discontinued operation                                      (0.30)       (1.71)         0.10
 Sale of discontinued operation                               0.17           --            --
                                                        -----------  -----------   -----------
Basic and diluted net loss per share
   applicable to common shareholders                    $    (1.13)  $    (2.98)   $    (0.59)
                                                        ===========  ===========   ===========
Weighted average number of common shares
   and share equivalents outstanding:                       39,539       34,988        32,794

See accompanying notes to consolidated financial statements.

                   INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                   Consolidated Statements of Shareholders' Equity
                      (in thousands, except share-related data)

                                                 Series B                                        Total
                                               Convertible  Additional                           share-
                                      Common     preferred   paid-in     Treasury    Retained    holders'
                                      stock       stock      capital      stock       deficit    equity
                                    ----------  ----------  ----------  ----------  ---------- ----------
Balance at January 28, 1995          $   395                $ 221,008   $(105,677)  $ 51,758   $ 167,484

Issuance of 390,700 shares on
  exercise of options
  and related tax benefit                  4                    2,986          --         --       2,990
Reissuance of 2,952,282 shares of
  treasury stock for
  the acquisition of FNOW                 --                       --      37,470       (936)     36,534
Cash dividends ($0.30 per share)          --                       --          --     (9,750)     (9,750)
Net change in unrealized loss on
  securities and investments              --                      266          --         --         266
Net loss                                  --                       --          --    (19,488)    (19,488)
                                    ----------  ----------  ----------  ----------  ---------- ----------
Balance at February 3, 1996              399                  224,260     (68,207)    21,584     178,036

Issuance of 222,172 shares on exercise
  of options and related tax benefit       2                    1,982          --         --       1,984
Issuance of 807,415 shares for
  acquisition of E-C                       8                    7,208          --         --       7,216
Issuance of 412,737 shares for
  acquisition of RCK                       4                    3,014          --         --       3,018
Issuance of 15,000 shares of
  preferred stock                         --    $     750      13,456          --         --      14,206
Reissuance of 70,586 shares of treasury
 stock for employee stock purchase plan   --           --          --         896       (457)        439
Sale of stock by subsidiary               --           --      34,708          --         --      34,708
Net change in unrealized loss on
  securities and investments              --           --          38          --         --          38
Net loss applicable to common
  shareholders                            --           --          --          --   (104,174)   (104,174)
                                    ----------  ----------  ----------  ----------  ---------- ----------
Balance at February 1, 1997              413          750     284,666     (67,311)   (83,047)    135,471

Issuance of 5,699,986 shares upon
  conversion of preferred stock           58         (750)      1,188          --         --         496
Reissuance of 48,464 shares of treasury
 stock for employee stock purchase plan   --           --          --         615       (491)        124
Warrants and common stock issued
  by subsidiary                           --           --         356          --         --         356
Net loss applicable to common
  shareholders                            --           --          --          --    (44,593)    (44,593)
                                    ----------  ----------  ----------  ----------  ---------- ----------
Balance at January 31, 1998          $   471           --   $ 286,210   $ (66,696)  $(128,131) $  91,854
                                    ==========  ==========  ==========  ==========  ========== ==========


See accompanying notes to consolidated financial statements.

                  INTELLIGENT ELECTRONICS, INC. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                               Year ended
                                                 -------------------------------------
                                                 January 31,   February 1,  February 3,
                                                    1998          1997         1996
                                                 ----------    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $ (44,236)    $(104,054)   $ (19,488)
Adjustments to reconcile net loss to net cash
   used for operating activities:
   Depreciation and amortization                     9,425        11,605        5,911
   Write-off of property and equipment               2,849           227           --
   Branch closure costs                                 --         9,790           --
   Deferred taxes                                    2,865        (4,293)       3,242
   Provision for losses on trade receivables         5,694         1,794          857
   Provision for write-down of inventory             2,919         3,842          446
   Minority interest in net income of XLConnect        990            70           --
   (Income) loss from discontinued operation        12,095        59,834       (3,069)
   Gain on RND Transaction                          (6,875)           --           --
   Equity in loss of affiliate                          --            --       11,885
Changes in assets and liabilities excluding
  effects of business sales and acquisitions:
  Accounts receivable                              (34,064)       30,073      (26,341)
  Inventory                                         (7,630)       21,820        1,491
  Other current assets                                 402           753        5,225
  Accounts payable                                  13,426       (57,457)     (47,524)
  Accrued and other current liabilities             20,845        (8,018)      (3,024)
                                                 ----------   -----------   ----------

Net cash used for operating activities             (21,295)      (34,014)     (70,389)
                                                 ----------   -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales and maturities of marketable securities         --            --        8,675
  Proceeds from XL Transaction                     135,740            --           --
  Transfers to escrow receivables                  (50,313)           --           --
  Transfers from escrow receivables                 34,500            --           --
  Acquisition of property and equipment,
    net of disposals                                (7,920)       (5,163)      (2,994)
  Other                                               (744)         (560)        (779)
                                                 ----------   -----------   ----------
 Net cash provided by (used for)
  investing activities                             111,263        (5,723)       4,902
                                                 ----------   -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments) from working
    capital advances                                    --        (7,540)          --
  Proceeds from long-term debt                       5,500            --       75,000
  Cash dividends paid                                   --            --      (12,869)
  Net proceeds from XLConnect initial
    public offering                                     --        45,110           --
  Net proceeds from sale of preferred stock             --        14,206           --
  Repayment of long-term debt reclassified
    as current                                     (55,000)           --           --
  Repayment of long-term debt                           --       (20,000)          --
  Repayment of FNOW's bank debt                         --            --      (50,009)
  Proceeds from exercise of stock options               84         1,984        2,990
  Proceeds from employee stock purchase plan           124           439           --
  Reduction in capital lease obligations              (606)         (437)        (270)
                                                 ----------   -----------   ----------
Net cash provided by (used for)
  financing activities                             (49,898)       33,762       14,842
                                                 ----------   -----------   ----------
Net cash provided by (used for)
  continuing operations                             40,070        (5,975)     (50,645)
Cash provided by (used for)
  discontinued operation                           (36,365)       14,238       16,236
                                                 ----------   -----------   ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   3,705         8,263      (34,409)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    42,881        34,618       69,027
                                                 ----------   -----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $  46,586    $   42,881    $  34,618
                                                 ==========   ===========   ==========

See accompanying notes to consolidated financial statements.

                   INTELLIGENT ELECTRONICS, INC. and Subsidiaries

                     Notes to Consolidated Financial Statements


(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Intelligent Electronics, Inc. (the "Company") provides information technology products, services and solutions to corporate customers, educational institutions and governmental agencies in the United States, primarily through its branch locations. The Company was founded in 1982 and is a Pennsylvania corporation. In March 1984, the Company commenced the wholesale distribution of microcomputers. On August 17, 1995, the Company exchanged shares of its Common Stock for all of the remaining shares (approximately 69%) of The Future Now, Inc. ("FNOW"), not then owned by the Company (See Note 4). The acquisition of FNOW, a computer sales and services company, expanded the Company's offerings through the addition of a direct hardware sales organization ("XLSource") and a professional services organization providing a wide range of sophisticated customer support and consulting services. The professional services organization was combined with one of the Company's existing subsidiaries to form XLConnect Solutions, Inc. ("XLConnect"), which was incorporated in January 1996. On October 17, 1996, XLConnect completed an initial public offering with the Company retaining an 80%-ownership interest (See Note 5). On July 18, 1997, the Company sold certain assets of XLSource and XLConnect sold certain specified managed services contracts and related assets (see Note
3). Also on July 18, 1997, the Company sold its business (the "Indirect Business") of providing information technology products, services and solutions to network integrators and resellers and, accordingly, the Indirect Business is treated as a discontinued operation in the accompanying financial statements (see Note 3).

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

Definition of Fiscal Year

The fifty-two week periods ended January 31, 1998 and February 1, 1997 and the fifty-three week period ended February 3, 1996 are referred to herein as "fiscal 1997," "fiscal 1996" and "fiscal 1995," respectively.

Cash and Cash Equivalents

Cash and cash equivalents comprise the Company's cash balances and short-term investments with an initial maturity of less than ninety days and include money-market funds and commercial paper. Short-term investments totaled approximately $35.9 million and $37.5 million at January 31, 1998 and February 1, 1997, respectively. The carrying amount of cash and short-term investments approximates fair market value due to the short-term maturity of these instruments.

Inventory

Inventory consists of microcomputers, related peripheral products and software, and is valued at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment are carried at cost. The cost of additions and improvements is capitalized, while maintenance and repairs are charged to operations when incurred. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets (three to ten years). Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease term. Leases meeting the capitalization requirements of the Statement of Financial Accounting Standards No. 13 are
capitalized and depreciated over the lease term.   Depreciation expense
totaled approximately $5.6 million, $6.6 million and $3.6 million for fiscal 1997, fiscal 1996 and fiscal 1995, respectively. Accumulated depreciation was approximately $20.4 million at January 31, 1998 and $40.3 million (including accumulated depreciation of assets which were part of the discontinued operation) at February 1, 1997.

Goodwill

Goodwill, resulting from acquisitions accounted for under the purchase method, is amortized using the straight-line method over a 20-year period. The Company continually evaluates the carrying value of the goodwill by comparing it to the estimated undiscounted cash flows of the operations which gave rise to such goodwill. Accordingly, during fiscal 1996, the Company wrote-off $55.5 million of goodwill relating to acquisitions made in 1988 and 1989, which were part of the discontinued operation (See Note
3), and wrote-down an additional $8 million of goodwill relating to the portion of the goodwill associated with closed XLSource branch locations (See Note 8).

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

The amounts recorded for fiscal 1997, fiscal 1996 and fiscal 1995 for vendor supported marketing programs are as follows (in thousands):

                           Fiscal 1997   Fiscal 1996  Fiscal 1995
                           ------------  -----------  -----------

  Revenues                 $      1,545  $        --  $        --
  Product cost                       80        3,406        1,865
  SG&A                            1,594        1,452        2,445
                           ------------  -----------  -----------
  Total funding            $      3,219  $     4,858  $     4,310
                           ============  ===========  ===========


Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"). Pursuant to SFAS No. 109, deferred tax assets and liabilities are recorded for temporary differences which enter into the determination of taxable income in different periods for financial reporting and income tax purposes. A valuation allowance has been provided to reduce deferred tax assets to their estimated net realizable amount.

Fair Value of Financial Instruments

The following disclosures of the estimated fair value of financial instruments were made in accordance with the requirements of Statement of Financial Accounting Standards No. 107. Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

Cash and cash equivalents, accounts receivable and accounts payable -   The
carrying amount of these items are a reasonable estimate of their fair value due to the short-term maturity of these instruments.

Long-term debt - Rates currently available to the Company for debt with similar terms is used to estimate its fair value. Accordingly, the carrying amount of debt is a reasonable estimate of its fair value.

Loss Per Share Applicable to Common Shareholders

The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"), which is designed to simplify the existing computational guidelines for the earnings per share ("EPS") information provided in financial statements, to revise the disclosure requirements and to increase the comparability of EPS data on an international basis. Pursuant to SFAS 128, the Company reflected on its Consolidated Statements of Operations basic EPS and diluted EPS for fiscal 1997, fiscal 1996 and fiscal 1995. Adoption of SFAS No. 128 did not impact the amount of EPS reported and, due to the Company's losses in each of the past three years, there is no difference in the amounts calculated as basic EPS and diluted EPS. The weighted average number of shares used to calculate the basic and diluted loss per share was 39,538,949 in fiscal 1997, 34,987,262 in fiscal 1996 and 32,794,047 in fiscal 1995. There were no options included in the diluted EPS calculation for the years presented as the inclusion of options would have been anti-dilutive.

Accrued cumulative preferred stock dividends (6% per annum) are deducted from the net loss in determining net loss applicable to common shareholders. Treasury stock transactions are recorded on their trade date and reduce weighted average shares outstanding from that date.

Recent Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), which is effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 130 requires the presentation of comprehensive income and establishes standards for reporting its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company does not expect the adoption of SFAS No. 130 to have a material effect on its reported financial condition or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), which is effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way publicly-traded companies report information about operating segments as well as disclosures about products and services, geographic areas and major customers. The Company does not expect the adoption of SFAS No. 131 to have a material effect on its reported financial condition or results of operations.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits ("SFAS No. 132"), which is effective for financial statements issued for periods beginning after
December 15, 1997.   SFAS No. 132 standardizes the disclosure requirements
of previous standards. The Company does not expect the adoption of SFAS No. 132 to have a material effect on its reported financial condition or results of operations.


(2)	SUBSEQUENT EVENT - SALE OF THE COMPANY AND XLCONNECT

On March 4, 1998, the Company and XLConnect executed an Agreement and Plan of Merger with Xerox, whereby Xerox, will acquire through the Mergers (i) all of the outstanding capital stock of the Company in exchange for cash in the amount of $7.60 per share and (ii) all of the outstanding capital stock of XLConnect not owned by the Company in exchange for cash in the amount of $20.00 per share. The closing of the Mergers is subject to shareholder approval of both the Company and XLConnect at meetings currently anticipated to occur no later than June 30, 1998 and other customary terms and conditions. However, there can be no assurance that the Mergers will be completed.
After the closing of the Mergers, the Company and XLConnect will be wholly-owned subsidiaries of Xerox.


(3)	SALES OF BUSINESSES

XL Transaction

On July 18, 1997, the Company and certain of its direct and indirect wholly-owned subsidiaries and XLConnect consummated the sale of certain assets under an Asset Purchase Agreement, as amended (the "Purchase Agreement") with GE Capital Information Technology Solutions Acquisition Corp. (the "Buyer"), a subsidiary of GE Capital Information Technology Solutions, Inc. ("GECITS"), pursuant to which:

   (a)	The Company sold to the Buyer certain assets related to XLSource, consisting primarily of the inventory, accounts receivable and customer contracts relating to 20 of the 24 XLSource locations and real property leases and fixed assets related to six of such 20 locations; and

   (b)	XLConnect sold to the Buyer certain specified managed services contracts and related assets, consisting principally of accounts receivable and fixed assets.

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

Approximately $22.8 million of the total escrow was subject to release if and when the consent of two customers, whose contracts with XLSource were assigned in the transaction, are obtained. On September 15, 1997, $19.0 million was released as a result of obtaining one of the required consents. The remaining $10.0 million in escrow was to be retained for up to 240 days to fund purchase price adjustments and obligations of the Company and XLConnect under the Purchase Agreement, including the obligation to repurchase from the Buyer any accounts receivable which were sold to the Buyer and remain uncollected 120 days after the closing date.

The Company and the Buyer reached an agreement, dated as of February 6, 1998, whereby the outstanding issues related to the XL Transaction have been settled. As part of the agreement, the Company and the Buyer agreed to the following:

  	(a)	All closing balance sheet issues have been resolved.  The Buyer will receive a payment from the Company of approximately $4.4 million.

  	(b)	The Buyer assigned to the Company uncollected receivables of approximately $14.1 million. The Company will use the balance in escrow, approximately $13.8 million, plus a cash payment of approximately $0.3 million to fund this repurchase.

  	(c)	The above payments will be treated as a reduction in the purchase price.

As a result of the XL Transaction, the Company recorded a pre-tax loss of approximately $26.7 million, net of transaction costs, plus a tax provision of approximately $2.7 million. The tax provision is due to differences between the tax bases of the assets being sold and their amounts for financial reporting purposes (primarily goodwill).

RND Transaction

On April 29, 1997, the Company entered into a definitive agreement with Ingram to sell the stock and related assets and liabilities of the Indirect Business for $78.0 million (the "RND Transaction"). On July 16, 1997, the shareholders of the Company approved the RND Transaction and on July 18,
1997, the sale was consummated.   The purchase price was paid by assumption
of liabilities, based on the estimated balance sheet of the Indirect Business at the time of closing. The Company paid to Ingram approximately $4.5 million, which was the amount by which the estimated net assumed liabilities exceeded the purchase price.

Three separate escrow accounts were established as part of the RND Transaction. An escrow in the amount of $10.0 million was established for final settlement of any purchase price adjustments and indemnity claims. This escrow was funded by an intercompany payable due from the Indirect Business to the Company, which was paid by Ingram into escrow. Another escrow account in the amount of $2.5 million was established pending resolution of certain issues between the Company and Ingram relating to pre-closing revenues. A third escrow account in the amount of $5.0 million was established to secure the Company's obligations under the Amended and Restated Volume Purchase Agreement (the "Supply Agreement"). This escrow was to be released after the Company completed its obligations under the Supply Agreement. Under the terms of the Supply Agreement, XLSource agreed to order 100% of its product requirements available from Ingram, of no less than $1.8 billion, over a three-year period. The Company was also required to provide a $7.5 million irrevocable letter of credit in favor of Ingram to secure further the Company's obligations under the Supply Agreement.

On January 7, 1998, the Company and Ingram reached an agreement, dated as of November 21, 1997, whereby the material outstanding issues relating to the RND Transaction were settled. As a part of the agreement, which became effective as of January 7, 1998, the Company and Ingram agreed to the following:

   (a)	The Supply Agreement was terminated and the Company and Ingram entered into a standard primary source supply agreement. The new supply agreement has no minimum purchase requirements or other volume purchase commitments and can be terminated with 30 days written notice by either party.

   (b)	The escrow account in the amount of $5.0 million plus accrued interest, which was established to secure the Company's obligations under the Supply Agreement, was released to Ingram.

   (c)	The escrow account in the amount of $2.5 million plus accrued interest, which was established pending resolution of certain issues between the Company and Ingram relating to revenues, was released to the Company.

   (d)	All closing balance sheet issues and purchase price adjustments have been resolved. With respect to the escrow account in the amount of $10.0 million, which was established for final settlement of any purchase price adjustments and indemnity claims, Ingram received approximately $3.6 million plus accrued interest thereon, the Company received approximately $4.4 million plus accrued interest thereon and $2.0 million remained in escrow to cover any indemnity claims. Subsequent to January 31, 1998, the remaining $2.0 million escrow was released to the Company.

   (e)	The $7.5 million irrevocable letter of credit used to secure the
Company's obligations under the Supply Agreement was terminated and replaced by a $5.0 million irrevocable letter of credit to cover any indemnity claims. The letter of credit will expire no later than July 18, 2000.

As a result of the RND Transaction, the Company has recorded a pre-tax gain of approximately $11.5 million, net of transaction costs, and a tax provision of approximately $4.6 million. Results of the Indirect Business have been reported separately as a discontinued operation in the accompanying Consolidated Statements of Operations.

The results of operations of the Indirect Business excluded from continuing operations are summarized as follows (in thousands):


                                              Fiscal       Fiscal      Fiscal
                                               1997         1996        1995
                                            ---------   ----------  ----------
Revenues                                    $ 787,821   $2,566,915  $3,118,833
Costs and expenses                            806,791    2,627,372   3,111,070
                                            ---------   ----------  ----------
Income (loss) before taxes                    (18,970)     (60,457)      7,763
Income tax provision (benefit)                 (6,875)        (623)      4,694
                                            ---------   ----------  ----------
Income (loss) from discontinued operation    $(12,095)  $  (59,834) $    3,069
                                            =========   ==========  ==========

The assets and liabilities related to the Indirect Business in the February 1, 1997 Consolidated Balance Sheet consisted of the following (in thousands):

Cash                                   $   41,102
Accounts receivable                        32,891
Inventory                                 301,433
Other current assets                        8,277
Property and equipment                     43,674
Other long-term assets                      7,335
Short-term debt                            (2,873)
Accounts payable                         (401,562)
Accrued liabilities                       (22,549)
Long-term debt                             (3,463)
Other long-term liabilities                (1,084)
                                        ----------
Net assets of discontinued operation    $   3,181
                                        ==========

Unaudited pro forma results of operations of the Company for fiscal 1997 and fiscal 1996, assuming the XL Transaction and the RND Transaction were consummated on February 4, 1996, are as follows (in thousands except per share data):

                                               Fiscal          Fiscal
                                                1997            1996
                                            -----------     -----------
Revenues from continuing operations         $  336,615      $  305,367
Loss from continuing operations                (1,616)        (12,829)
Loss from continuing operations per share       (0.04)          (0.37)


Unaudited pro forma financial information presented above is not necessarily indicative of the results of operations that would have occurred had the XL Transaction and the RND Transaction taken place at the beginning of the periods presented or of future results of operations.

1996 Asset Impairment

During the third quarter of fiscal 1996, a decision to adopt open sourcing was made by two of the Company's largest vendors. These vendors' products historically totaled approximately 30% to 36% of the Company's revenues. Under open sourcing, franchisees and other resellers are no longer required to purchase product exclusively from the Company. This change and a trend of declining sales, gross margins, earnings and cash flows in the Indirect Business caused the Company to undertake a review of its long-lived assets in this business unit. As a result of this review, which was based on estimated undiscounted future cash flows of the business, it was determined that certain assets were impaired. The Company determined that the carrying value of its goodwill relative to the Indirect Business would not be recovered from future operations. Accordingly, this goodwill, amounting to approximately $55.5 million, was written-off as of November 2, 1996. This goodwill was recorded in 1988 and 1989 with the acquisitions of Entre and CPA, respectively. Both Entre and CPA had substantial franchise operations when they were acquired.

Also, as a result of this review, the Company determined that certain technology investments would not be fully recovered from estimated future cash flows. The Company's configuration software, primarily consisting of licenses purchased from a third party in 1994 for the use of this system, was written down to its estimated recoverable value. This write-down, approximating $6.0 million, was due to a continuing trend of expenses exceeding revenues in this portion of the business and the introduction of competitive technology available through the use of the Internet.


(4)	ACQUISITIONS

On October 23, 1996, the Company issued 807,415 shares of its Common Stock (valued at $7.2 million) in exchange for all of the common stock of E-C Computer Technical Services, Inc. ("E-C"), a computer reseller. On
December 23, 1996, the Company issued 412,737 shares of its Common Stock (valued at $3.0 million) in exchange for all of the common stock of RCK Computers, Inc. ("RCK"), a computer reseller. The acquisition of E-C was originally accounted for as a pooling of interests transaction during the third quarter of 1996 and was subsequently changed to the purchase method in the fourth quarter of 1996. This change occurred as a result of the decision by the Company's Board of Directors to explore strategic alternatives including the possible sale of all or a portion of XLConnect, the spin-off of XLConnect to the Company's shareholders or the sale of one or more of the Company's operations or business segments. The acquisition of E-C, therefore, no longer qualified for the use of the pooling of interests method. The acquisition of RCK was accounted for using the purchase method. The operating results of E-C and RCK have been included in the consolidated operating results since their dates of acquisition. The allocation of the purchase price for both E-C and RCK was based on the estimated fair value of the assets acquired and liabilities assumed. The purchase price was allocated as follows (in thousands):


     Accounts receivable       $   6,135
     Inventory                       911
     Other current assets            216
     Property and equipment          274
     Goodwill                      8,353
     Short-term debt              (1,780)
     Accounts payable             (3,160)
     Accrued liabilities            (697)
     Long-term debt                  (18)
                               ----------
     Total purchase price      $  10,234
                               ==========

The acquisitions of E-C and RCK had no material effect on the consolidated results of operations in fiscal 1996. Additionally, if the acquisitions had occurred at the beginning of fiscal 1996, they would not have had a material effect on the consolidated results of operations. The businesses of E-C and RCK were sold as part of the XL Transaction (See Note 3).

On August 17, 1995, the Company acquired FNOW by issuing 2,952,282 shares of its Common Stock (valued at approximately $36.5 million, excluding acquisition-related costs of approximately $1.7 million) in exchange for all of the remaining shares (approximately 69%) of FNOW Common Stock not then owned by the Company. The acquisition was accounted for using the purchase method and, accordingly, the operating results of FNOW have been included in the consolidated operating results since the date of acquisition.

Prior to August 17, 1995, as a result of the Company's July 1992 sale of its Company Center Division and subsequent purchases of shares of FNOW's common stock, the Company owned approximately 31% of FNOW, which was accounted for by the equity method. During fiscal 1995, the Company recorded equity in loss of affiliate of approximately $10.8 million in the accompanying Consolidated Statements of Operations.


(5)	INITIAL PUBLIC OFFERING OF XLCONNECT

On October 17, 1996, XLConnect, formerly a wholly-owned subsidiary, completed an initial public offering of 3,330,000 shares of its common stock at $15 per share, raising approximately $45.1 million, net of offering costs. As a result of this offering, the Company, through one of its wholly-owned subsidiaries, owns 80% of XLConnect. The net proceeds were primarily used by XLConnect to repay intercompany obligations to the Company. The Company used the proceeds to repay $20 million of its long-term debt and used the remainder for working capital purposes. The excess of the proceeds over the minority interest in XLConnect was credited to additional paid-in capital.


(6)	CREDIT FACILITIES

In September 1997, the Company's financing agreement was amended to reduce the allowable borrowings from $225 million to $55 million, subject to a borrowing base formula, as a result of the RND and XL Transactions and the Company's resultant decreased need for financing. This financing agreement was originally signed in April 1996, has a rolling eighteen month term and is renewable for six-month periods with the consent of the lender. This
financing agreement expires on October 5, 1998.   The facility can be used
for inventory financing, equipment financing and working capital purposes. As of January 31, 1998, the interest rate was prime plus 1.0%. The Company repaid the $55 million long-term debt reclassified as current plus all current interest-bearing borrowings with proceeds from the XL Transaction. This facility imposes certain financial covenants relating to the Company's current ratio, working capital, and tangible net worth. The Company was in compliance with these covenants as of January 31, 1998 and believes that it will remain in compliance during fiscal 1998. In connection with this financing arrangement, the lender has a lien on all of the Company's assets.

In March 1997, the financing agreement was amended to remove the assets of XLConnect and XLConnect's subsidiaries from the borrowing base. In conjunction with the March 1997 amendment, XLConnect entered into a separate secured credit agreement with this lender in the amount of $25 million, which the Company has guaranteed.

On May 15, 1997, the Company, through XLSource, pledged its 80%-ownership of XLConnect's common stock to the above lender as security for the Company's obligations to such lender. The Company can borrow under the financing agreement up to 25% of the market value (calculated daily) of the XLConnect pledged stock.

On July 18, 1997, the Company obtained a $7.5 million irrevocable letter of credit to secure the Company's obligations under the Supply Agreement (see
Note 3). In January 1998, the above letter of credit was canceled and replaced by a $5.0 million irrevocable letter of credit to secure any indemnity claims brought by Ingram. A portion of the financing agreement has been reserved for the letter of credit and 120% of the face amount of the letter of credit is subtracted from the borrowing base.

All borrowings under this agreement are included in accounts payable in the Company's Consolidated Balance Sheets. As of January 31, 1998, approximately $17.7 million was available after considering the borrowing base formula (including the reduction due to the $5.0 million irrevocable letter of credit) and trade payables outstanding to a vendor affiliated with the lender.

On February 28, 1997, XLConnect entered into a transaction with a third party whereby the third party agreed to provide an unsecured loan of up to $11 million (the "Loan") to be used for specific business purposes.
Interest is payable at an initial annual rate of 4% for the first two years, adjusts to 5% for the next two years and then adjusts to 6% for the remaining term. Principal payments of $0.75 million will be made quarterly beginning in August 1999 with a final payment of $1.25 million due on August 28, 2002. As of January 31, 1998, $5.5 million was outstanding under the Loan. In connection with the Loan, XLConnect issued to the third party a warrant to purchase up to 325,000 shares of XLConnect's common stock, which became exercisable on February 28, 1998, at a per share exercise price of $6.65 and expires on February 27, 2007. The third party has agreed not to exercise the warrant prior to the earlier of the closing of the Mergers or June 30, 1998. After considering the effects of the issuance of the warrant and the resultant discounting of the Loan, the effective interest rate is 7.5%. Subsequent to January 31, 1998, XLConnect borrowed the remaining $5.5 million.


(7)	LEASE OBLIGATIONS

The Company has non-cancelable operating leases for offices and equipment that expire over the next nine years. Most of the facilities' leases include renewal options and certain of the equipment leases have purchase options. Rent expense recorded for fiscal 1997, fiscal 1996 and fiscal 1995 was approximately $4.0 million, $4.0 million and $2.4 million, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands): fiscal 1998, $4,022; fiscal 1999, $3,372; fiscal 2000, $2,826; fiscal 2001, $2,283; fiscal 2002, $1,637; and thereafter, $2,304.


(8)	BRANCH CLOSURE COSTS

During the third quarter of fiscal 1996, the Company closed the XLSource portion of five branch locations. Four of these branches were acquired from FNOW in December 1994 and one was acquired from FNOW in August 1995. As a result of these closures, the Company recorded an $8 million charge relating to the allocable portion of goodwill for these locations. In addition to the goodwill write-down, the Company also recorded a charge of approximately $1.8 million to reflect the write-off of property and equipment and remaining lease obligations related to these branches. At January 31, 1998, the remaining reserve was $0.4 million.


(9)	THIRD QUARTER OF FISCAL 1996 CHARGES

During the third quarter of 1996, the Company recorded charges totaling approximately $20.1 million. Approximately $15.7 million of these charges were recorded as cost of sales and relate to the following. A major customer of the Company's rental program announced the adoption of a new technology platform resulting in the reassessment by the Company of the estimated future revenue stream under this program. This resulted in an estimated shortfall, of approximately $8 million, in future rental revenue compared to the Company's future related lease obligations. In addition, the Company provided for changes in estimates for inventory reserves ($4.5 million) and vendor payables and receivable issues ($3.2 million). Charges recorded as selling, general and administrative expenses consisted of write-offs for unutilized property and equipment and miscellaneous accruals totaling approximately $4.4 million. At January 31, 1998, the remaining reserve was $8.2 million.


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

During fiscal 1997, the holder of the Preferred Stock converted all 15,000 shares of Preferred Stock into 5,699,986 shares of Common Stock. The warrants are exercisable for five years at exercise prices of $11.469 per share for those issued on October 16, 1996 and $10.094 per share for those issued on January 13, 1997. A dividend of 6% per annum on the Preferred Stock was accrued until the Preferred Stock was converted into Common Stock, at which time the cumulative dividend was paid in Common Stock.

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

These stock option plans are intended to provide an incentive for employees to maximize their efforts and enhance the success of the Company. Options are generally granted at option prices equivalent to fair market value on the date of grant. The options are exercisable commencing one year after the date of grant in five equal annual installments (unless otherwise provided in the grant) and expire ten years after the date of grant, subject to earlier termination and other rules relating to the cessation of employment. As of January 31, 1998, the weighted average remaining contractual life was approximately 7 years.

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

Changes in stock options are summarized as follows:

                                                                           Weighted
                                                                            Average
                                          Number of      Option price         Price
                                           Shares       Range per Share    Per Share
                                          ----------    ---------------    ----------
Balance outstanding - January 28, 1995     3,110,390    $ 5.75 - $24.88      $15.85
    Granted                                3,618,695    $ 6.25 - $13.38      $12.39
    Exercised                               (370,700)   $ 5.75 - $13.25      $ 7.44
    Canceled                              (2,710,230)   $ 5.75 - $24.88      $18.01
                                          -----------
Balance outstanding - February 3, 1996     3,648,155    $ 6.25 - $13.38      $11.67
    Granted                                3,798,635    $ 6.50 - $ 8.94      $ 7.51
    Exercised                                (77,650)   $ 8.00 - $ 9.25      $ 8.16
    Canceled                              (2,939,625)   $ 6.69 - $13.38      $10.84
                                          -----------
Balance outstanding - February 1, 1997     4,429,515    $ 6.25 - $13.25      $ 8.72

    Granted                                   25,000    $  4.25              $ 4.25
    Exercised                                     --         --                  --
    Canceled                              (1,548,615)   $ 6.69 - $13.25      $ 7.97
                                          -----------
Balance outstanding - January 31, 1998     2,905,900    $ 4.25 - $13.25      $ 9.08
                                          ===========

As of January 31, 1998, there were 2,148,760 options exercisable under the 1995 Long-Term Incentive Plan and the employee and director stock option plan at exercise prices ranging from $6.25 to $13.25 per share, with a weighted average exercise price of $9.54 per share.

Information related to stock options issued under the 1995 Long-Term Incentive Plan and the employee and director stock option plan at January 31, 1998 is as follows:


                                              $4.25 -       $6.01 -       $ 9.01 -
Exercise Price Range                          $6.00         $9.00         $13.25
----------------------------------           --------     ----------     ----------
Number of stock options:
   Outstanding                                25,000      1,800,900      1,080,000
   Exercisable                                    --      1,190,760        958,000

Weighted average exercise price:
   Outstanding                                $ 4.25         $ 7.32       $  12.14
   Exercisable                                    --           7.27          12.38

Weighted average remaining contractual life   9.60 years   7.76 years    5.49 years


In connection with the acquisition of FNOW, all outstanding options and warrants to purchase FNOW common stock were converted into options and warrants to purchase the Company's Common Stock. Generally, these options and warrants will continue to vest in accordance with the original terms of the grant expiring at various dates between 2001 and 2004. As of January 31, 1998, there were 219,960 options outstanding and exercisable at prices ranging from $8.00 to $21.94 per share, with a weighted average exercise price of $18.27 per share.

Information related to stock options issued with the acquisition of FNOW at January 31, 1998 is as follows:

                                                             $15.07 -
Exercise Price Range                             $ 8.00      $21.94
--------------------------------------------    --------    ---------
Number of stock options:
   Outstanding                                   18,330      201,630
   Exercisable                                   18,330      201,630

Weighted average exercise price:
   Outstanding                                   $ 8.00      $ 19.20
   Exercisable                                     8.00        19.20

Weighted average remaining contractual life    5.22 years   4.85 years


As of January 31, 1998, shares of Common Stock are reserved for issuance for the following stock options:

                                                           Shares
                                                         ---------

     Exercise of employee and director stock options     6,336,580
     Exercise of other stock options                       219,960
                                                         ---------
     Total                                               6,556,540
                                                         =========

The Company accounts for stock option awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In accordance with this Opinion, no compensation cost has been recognized in the Company's Consolidated Statements of Operations. Had the Company recorded compensation expense for the fair value of the options granted and repriced, as provided by Statement of Financial Accounting Standards No. 123, the Company's net loss and net loss per share would have been as follows (in thousands except per share data):

                                                      Fiscal      Fiscal      Fiscal
                                                       1997        1996        1995
                                                    ----------  ----------  ----------

Net loss applicable to common shareholders
    As reported                                     $ (44,593)  $(104,174)  $ (19,488)
    Pro forma                                         (49,208)   (109,391)    (23,707)

Basic and diluted net loss per share applicable
 to common shareholders
    As reported                                     $   (1.13)  $   (2.98)  $   (0.59)
    Pro forma                                           (1.24)      (3.13)      (0.72)


In order to calculate the fair value of stock options at date of grant or repricing, the Company used the Black-Scholes option pricing model. The following assumptions were used for fiscal 1997, fiscal 1996 and fiscal 1995: expected option term of 5 years from date of original grant; risk free interest rates ranging from 5.39% to 7.16%; stock price volatility factor of 71.5% in fiscal 1997 and 62% in fiscal 1996 and fiscal 1995; and dividend yield of 0.0%. The weighted average fair value at grant date of options granted in fiscal 1997, fiscal 1996 and fiscal 1995 was $2.72, $4.18 and $6.42, respectively.


Employee Stock Purchase Plan

In June 1995, shareholders approved the 1995 Employee Stock Purchase Plan ("ESPP"). Under the ESPP, a total of 500,000 shares of the Company's Common Stock may be purchased by employees (except executive officers) of the Company through payroll deductions. There are two separate six-month offering periods per year, whereby the purchase price per share is equal to 90% of the lower of the beginning or ending quoted closing market price of each offering period. During fiscal 1997 and fiscal 1996, a total of 119,050 shares of treasury stock were re-issued pursuant to this plan. Effective December 31, 1997, the Company terminated this plan. The impact of the ESPP on the pro forma amounts in the preceding paragraph was immaterial.

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

On March 3, 1998, the Company amended the Plan to designate Xerox, including any of its wholly-owned direct and indirect subsidiaries, as a party exempt from the provisions of the Plan. As such, the Plan will have no effect on the proposed transaction with Xerox.

(11)  INCOME TAXES

The provision (benefit) for income taxes on continuing operations consists of the following (in thousands):

                           Current     Deferred       Total
                          ---------    ---------    ---------
  Fiscal 1997
       Federal            $     901    $   2,314    $   3,215
       State                    677          551        1,228
                          ---------    ---------    ---------

       Total              $   1,578    $   2,865    $   4,443
                          =========    =========    =========
  Fiscal 1996
       Federal            $  (1,269)   $  (4,293)   $  (5,562)
       State                   (333)           -         (333)
                          ---------    ---------    ---------

       Total              $  (1,602)   $  (4,293)   $  (5,895)
                          =========    =========    =========
  Fiscal 1995
       Federal            $  (8,303)   $   3,312    $  (4,991)
       State                 (1,082)         (70)      (1,152)
                          ---------    ---------    ---------
        Total             $  (9,385)   $   3,242    $  (6,143)
                          =========    =========    =========

Deferred income tax balances, and the deferred component of the provision for income taxes, relate to the following cumulative temporary differences (in thousands):

                                       January 31,  February 1,
                                          1998         1997
                                       ----------   ----------
  Inventory                            $      180   $    4,452
  Accounts receivable reserves              2,176        5,772
  Sales and acquisitions accruals          10,808        9,362
  Employee benefits                         1,302        2,385
  Depreciation                                604          413
  Litigation and related contingencies        193        1,683
  Net operating loss carryforwards         19,288       24,933
  Other accruals                            1,976        8,196
                                       ----------   ----------
                                           36,527       57,196
  Valuation allowance                     (19,010)     (27,575)
                                       ----------   ----------
  Deferred tax asset                   $   17,517   $   29,621
                                       ==========   ==========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, potential limitations with respect to the utilization of loss carryforwards and tax planning strategies in making this assessment. Based upon the projections for future taxable income over the periods in which deferred tax assets are deductible and the potential limitations of loss carryforwards, management believes that it is more likely than not the Company will realize a portion of these deductible differences, net of remaining valuation allowances at January 31, 1998. The Company will periodically assess and re-evaluate the status of its recorded deferred tax assets.

The Company has available approximately $53 million of net operating loss carryforwards that expire in various years ranging from 2008 to 2013. Utilization of certain of these losses is subject to an annual limit. A valuation allowance has been provided to the extent the Company has estimated that it is more likely than not that a portion of the gross deferred tax asset will not be realized. In the event that the tax benefits related to the acquisition of FNOW are subsequently realized, in excess of previously recorded amounts, the benefit will be recorded as a credit to goodwill.

The long-term portion of the deferred tax asset ($9,9 million at January 31, 1998 and $17.8 million at February 1, 1997) is recorded in other assets in the Consolidated Balance Sheets.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                 Fiscal   Fiscal   Fiscal
                                                  1997     1996     1995
                                                 ------   ------   ------
  Federal statutory rate                         (35.0)%  (35.0)%  (35.0)%
  State income taxes, net of federal benefit       4.4     (2.2)    (3.3)
  Amortization/write-off of intangibles           39.7      4.2      4.5
  Change in valuation allowance                   (3.0)    21.2       --
  Change in estimate of accrued taxes              6.2       --       --
  Tax-exempt investment income                      --       --     (0.4)
  Other                                            0.9       --       --
                                                 ------   ------   ------
                                                  13.2 %  (11.8)%  (34.2)%
                                                 ======   ======   ======

Pursuant to the terms of the Stock Registration and Option Agreement between the Company and XLConnect, the Company has been provided, by XLConnect, with a continuous, cumulative option, upon the original issuance of shares by XLConnect, to purchase from XLConnect the number of shares of common stock as necessary for the Company to continue to own at least 80% of XLConnect's outstanding shares of common stock. The purchase price of such shares will be at the then-current market price. If exercised, this option is intended to permit the Company to continue to include XLConnect in its consolidated federal income tax return.

The Company and XLConnect have entered into a Tax Allocation Agreement to provide for (i) the allocation of payments of taxes for periods during which the Company and XLConnect are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary tax returns for state, local or foreign tax purposes, (ii) the allocation of responsibility for the filing of tax returns, (iii) the conduct of tax audits and the handling of tax controversies, and (iv) various related matters. For periods during which XLConnect is included in the aforementioned returns, XLConnect will be required to pay to the Company its allocable portion of the consolidated federal income and state tax liability and will be entitled to receive from the Company its allocable share of any tax benefit attributable to the use of XLConnect's losses, if any. XLConnect will be responsible for the filing of federal, state, local and foreign tax returns and related liabilities for itself for all periods, to the extent not included in the Company's combined or consolidated tax returns. Notwithstanding the Tax Allocation Agreement, under federal income tax law, each member of a consolidated group for federal income tax purposes is also jointly and severally liable for federal income tax liability of each other member of the consolidated group. Similar rules may apply under state income tax laws.


(12)  SUPPLEMENTAL CASH FLOW INFORMATION

The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows (in thousands):

                                                       Fiscal    Fiscal    Fiscal
                                                        1997      1996      1995
                                                      --------  --------  --------
Details of acquisitions:
 Fair value of assets acquired                              --   $15,889  $245,250
 Liabilities assumed and acquisition-related accruals       --     5,655   208,716

Details of other financing activities:
 Accrual of Preferred Stock dividends                  $   357       120        --
 Conversion of Preferred Stock                          15,000        --        --

Cash paid during the year for:
 Interest                                                4,505     8,524     4,470
 Income taxes                                              480       172     2,526


(13)  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) tax deferred savings plan (the "Plan") permitting eligible employees to defer a portion of their total compensation through contributions to the Plan. FNOW also had a 401(k) tax deferred savings plan prior to the acquisition. These plans were merged on January 1, 1996. The Company matches $0.50 for each dollar contributed by participants subject to certain limitations.


(14)  MAJOR SUPPLIER AND CUSTOMERS

The Company purchases the majority of the products its sells through a supply agreement with Ingram, which either party may terminate upon 30 days' written notice. In the event the Company is unable to continue its relationship with Ingram, it believes it could establish a similar relationship with another company in a reasonable period of time.
Because of the competitive nature of the microcomputer distribution industry, the Company believes it could ultimately obtain terms as beneficial as those currently offered by Ingram.

The Company's customers operate in a variety of industries, and therefore, the Company is not dependent on any single industry as a source for customers. No customer accounted for more than 10% of revenues of the Company. Sales to XLSource's top 25 customers accounted for approximately 50% of its revenues for the four branches in fiscal 1997. Sales to XLConnect's top 25 customers accounted for approximately 37% of its revenues in fiscal 1997. The Company does not believe that the loss of any one customer would have a material adverse effect on its business.


(15)  CONTINGENCIES

In December 1994, several class action lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania (Civil Action Nos. 94-3753, 94-CV-7410, 94-CV-7388, and 94-CV-7405) against the
Company and certain directors and officers. These lawsuits were consolidated with a class action lawsuit filed in 1992 against the Company, certain directors and officers, and the Company's auditor's in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 92-CV-1905). A derivative lawsuit was also filed in December 1994 in the Court of Common Pleas of Philadelphia County (No. 803) against the Company and certain of its directors and officers. These lawsuits alleged violations of certain disclosure and related provisions of the federal securities laws and breach of fiduciary duties, including allegations relating to the Company's practices regarding vendor marketing funds, and sought damages in unspecified amounts as well as other monetary and equitable relief. The Company reached a settlement of the class and derivative actions, without admitting any liability, under which the class and derivative plaintiffs will receive a total of $10 million. This settlement was approved by the Court on November 26, 1997 and became final upon the expiration of the thirty day appeal period. Of the $10 million, the Company contributed $3.8 million and the balance was funded by insurance.

In addition, the Company is involved in various litigation and arbitration matters in the ordinary course of business. The Company believes that it has meritorious defenses in and is vigorously defending against all such matters. Management believes the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


(16)  RELATED PARTY TRANSACTIONS

The Company is a party to split-dollar life insurance agreements with a trust established by Richard D. Sanford, Chairman of the Board and Chief Executive Officer of the Company (of which Barry M. Abelson, a member of the Board of Directors, is the trustee), under which the trust pays the portion of the premiums attributable to the term life insurance component of permanent life insurance policies insuring the life of Mr. Sanford and owned by the trust, and the Company pays the balance of the premiums. Upon the termination of the agreements or Mr. Sanford's death, all premiums previously advanced by the Company under the policies are required to be repaid by the trust. The Company retains an interest in the policies' cash values and excess death benefits to secure the trust's repayment obligation. In addition, in fiscal 1994, the Company entered into a deferred compensation agreement with Mr. Sanford which provides for the Company to credit $716,715 annually for Mr. Sanford's account for five years commencing in fiscal 1994, together with interest at an annual rate of 7%, compounded annually. On August 2, 1997, the Company paid to Mr. Sanford, all amounts accrued up to that date, including interest, of $2,743,170. The remaining amount of approximately $1,145,000, was accrued as part of the RND Transaction and will be paid to Mr. Sanford upon the sale of the Company to Xerox.

On January 23, 1998, Mr. Sanford entered into an agreement with the Company which provides for Mr. Sanford to receive certain benefits and payments upon a change in control of the Company. Upon a change in control, Mr. Sanford will be entitled to receive continued health and medical benefits for him and his family for one year, a $40,000 lump sum payment to cover administrative support for one year, a $30,000 lump sum payment to cover office rent for one year and the receipt of two vehicles and certain other miscellaneous equipment from the Company with a book value of approximately $75,000. In addition, the Company will exercise its right to terminate the split-dollar agreements discussed above, and the Company has agreed that it will not be entitled to reimbursement for any excess of the premiums paid by the Company over the cash surrender value of the life insurance policies to which the split-dollar agreements pertain. The Company estimates this excess to be approximately $138,000.

The Company and XLConnect have entered into a number of intercompany agreements for the purpose of defining certain relationships.

Amended and Restated Intercompany Debt Agreement

Pursuant to the Amended and Restated Intercompany Debt Agreement dated as of March 26, 1997, the Company will reimburse XLConnect for the difference between LIBOR plus 0.75% and the interest rate paid by XLConnect for the current financing agreement and other direct expenses that XLConnect would not have been required to incur if it had entered into its own unsecured credit facility.

Amended and Restated Services Agreement

Pursuant to the Amended and Restated Services Agreement dated as of September 30, 1997 (the "Services Agreement"), the Company has provided XLConnect various services including insurance coverage, employee benefits coverage, human resources, administration and tax management services that the Company has historically provided to XLConnect. XLConnect pays the direct costs of these services. To the extent that the direct costs of the services provided by the Company cannot be separately measured, XLConnect pays its allocable portion of the total cost to the Company for such services. The Services Agreement also provides for the Company to furnish additional services as may be reasonably requested by XLConnect and for the Company to permit the employees of XLConnect to continue to participate in the benefits plans and programs sponsored by the Company.

Effective July 1, 1997, XLSource's operations are being managed by XLConnect. The Services Agreement provides for XLConnect to perform certain management, marketing and administrative services for the Company for $225,000 per month. These services include executive oversight, operations management at the corporate and branch levels, practice development, sales and sales management, marketing services, professional recruitment and legal, financial and accounting services.

Space Sharing Agreement

The Space Sharing Agreement provides for the sharing by the Company and XLConnect of certain office facilities. Under this agreement, the costs associated with leasing and maintaining facilities will, in general, be allocated between the Company and XLConnect on a pro rata basis determined by the square footage utilized by each company or the number of employees of each company at the specified location, in accordance with historical practices. XLConnect's rights to use portions of the shared facilities leased from third parties and the corresponding obligations to pay for such use may be terminated as to any such facility by either the Company or XLConnect on 90 days' prior written notice.

Indemnification Agreement

The Indemnification Agreement provides for, among other things and subject to limited exceptions, XLConnect to indemnify the Company and its directors, officers, employees, agents and representatives for all liabilities relating to XLConnect's business and operations and for all liabilities arising out of or based upon alleged misrepresentations in or omissions from the Registration Statement with respect to XLConnect's initial public offering.

Stock Registration and Option Agreement

XLConnect has provided the Company with certain registration rights, including demand registration rights and certain "piggy-back" registration rights, with respect to common stock owned by the Company. XLConnect is obligated to pay all expenses incidental to such registration, excluding underwriters' discounts and commissions and certain legal fees and expenses.

This agreement also grants to the Company a continuous, cumulative option, upon the original issuance of shares by XLConnect, to purchase from XLConnect the number of shares of common stock as necessary for the Company to continue to own at least 80% of XLConnect's outstanding shares of common stock. The purchase price of such shares will be at the then-current market price.

Tax Allocation Agreement

The Tax Allocation Agreement to provides for (i) the allocation of payments of taxes for periods during which the Company and XLConnect are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary tax returns for state, local or foreign tax purposes, (ii) the allocation of responsibility for the filing of tax returns, (iii) the conduct of tax audits and the handling of tax controversies, and (iv) various related matters. For periods during which XLConnect is included in the aforementioned returns, XLConnect will be required to pay to the Company its allocable portion of the consolidated federal income and state tax liability and will be entitled to receive from the Company its allocable share of any tax benefit attributable to the use of XLConnect's losses, if any. XLConnect will be responsible for the filing of federal, state, local and foreign tax returns and related liabilities for itself for all periods, to the extent not included in the Company's combined or consolidated tax returns. Notwithstanding the Tax Allocation Agreement, under federal income tax law, each member of a consolidated group for federal income tax purposes is also jointly and severally liable for federal income tax liability of each other member of the consolidated group. Similar rules may apply under state income tax laws.

Existing Telecommunications Services Agreement

The Company has agreed to purchase from XLConnect all of the
telecommunications services required by the Company.   The services
provided by XLConnect under this agreement include the transmission of voice, data, video and other information as well as enhanced telecommunications services and capacity planning, call accounting, network design and similar services. The agreement requires the Company to purchase sufficient telecommunications services to permit XLConnect to meet minimum volume requirements imposed by XLConnect's agreement with a third party, which expired on December 31, 1997. The agreement between the Company and XLConnect has a term of five years from January 1, 1996 and will renew automatically for six successive two-year periods, unless terminated earlier in accordance with its terms. The Company may terminate the agreement at the conclusion of any such term if its provides XLConnect with at least 90 days' prior notice that it has received a bona fide offer to provide telecommunications services that in quantity, quality and duration are equal to or better than the services then being provided by XLConnect at a price 5% or more below the price XLConnect charges for such services and XLConnect does not match the offer. The Company has in the past met the minimum purchase requirements.

(17)  QUARTERLY FINANCIAL DATA (unaudited)

Selected quarterly financial data for fiscal 1997 and fiscal 1996, are as follows (in thousands):

                                  First     Second       Third      Fourth      Fiscal
Fiscal 1997                      Quarter   Quarter(1)   Quarter    Quarter(2)    Year
--------------                 ----------  ----------  ----------  ----------  ----------
Revenues                        $199,452    $186,755    $ 85,636    $ 86,069    $557,912
Gross profit                      24,853      25,008      15,335      15,304      80,500
Loss from discontinued operation  (6,255)     (5,840)         --          --     (12,095)
Sale of discontinued operation        --       6,875          --          --       6,875
Net income (loss)                (12,114)    (34,366)      1,021         866     (44,593)

Basic and diluted income
 (loss) per share:
  Continuing operations         $  (0.16)   $  (0.92)   $   0.02    $   0.02    $  (1.00)
  Discontinued operation           (0.18)      (0.15)         --          --       (0.30)
  Sale of discontinued operation      --        0.18          --          --        0.17
                               ----------  ----------  ----------  ----------  ----------
  Basic and diluted income
   (loss) per share             $  (0.34)   $  (0.89)   $   0.02    $   0.02    $  (1.13)
                               =========== ==========  ==========  ==========  ==========

                                 First      Second      Third        Fourth       Fiscal
Fiscal 1997                     Quarter     Quarter    Quarter(3)    Quarter       Year
------------------------       ----------  ----------  ----------  ----------  ----------
Revenues                        $188,673    $220,215    $189,637    $181,117    $779,642
Gross profit                      21,704      23,873       9,657      19,482      74,716
Income (loss) from
  discontinued operation             542       1,409     (60,642)     (1,143)    (59,834)
Net loss                          (3,194)     (2,376)    (93,440)     (5,164)   (104,174)

Basic and diluted income
 (loss) per share:
  Continuing operations         $  (0.11)   $  (0.11)   $  (0.92)   $  (0.11)   $  (1.27)
  Discontinued operation            0.02        0.04       (1.70)      (0.03)      (1.71)
                               ----------  ----------  ----------  ----------  ----------
  Basic and diluted income
   (loss) per share             $  (0.09)   $  (0.07)   $  (2.62)   $  (0.14)   $  (2.98)
                               ==========  ==========  ==========  ==========  ==========

(1) The Company recorded a pre-tax loss of approximately $27.2 million related to the XL Transaction (See Note 3).

(2) The Company recorded a pre-tax gain of approximately $0.5 million related to the XL Transaction (See Note 3) and recorded adjustments related to the settlement of year-end reserves and capitalization of internal costs associated with capitalized software costs totaling $0.7 million before taxes.

(3) The Company recorded branch closure costs of $9.8 million (See Note 8) and other charges totaling $20.1 million (See Note 9) which consisted of charges to cost of goods sold of $15.7 million and write-offs for unutilized property and equipment and miscellaneous accruals totaling $4.4 million from continuing operations. The Company also recorded impairment losses of $61.6 million and other charges totaling $1.6 million from its discontinued operation (See Note 3).

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


          Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                PART III


          Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth certain information regarding the directors and executive officers of the Company.

       Name                             Age      Position with the Company
----------------------------------------------------------------------------
  Barry M. Abelson (3)                   51      Director
  Christopher T.G. Fish (1), (3)         55      Director
  Roger J. Fritz (1), (2), (3)           69      Director
  Arnold S. Hoffman (1), (2), (3)        62      Director
  Eugene E. Marinelli, Jr.               40      Vice President, Chief
                                                 Financial Officer and
                                                 Treasurer
  Michael A. Norris                      47      Director
  Gregory A. Pratt                       49      Director
  William L. Rulon-Miller (1), (2), (3)  49      Director
  Richard D. Sanford (3)                 54      Chairman of the Board and
                                                 Chief Executive Officer

----------------------------------------------------------------------------
(1) Member of the Audit Committee
(2) Member of the Compensation and Stock Option Committee
(3) Member of the Executive Committee


Barry M. Abelson has been a director of the Company since January 1989. In May 1992, he joined the law firm of Pepper Hamilton LLP, Philadelphia, Pennsylvania, as a partner. Prior thereto, Mr. Abelson had been a partner of the law firm of Braemer Abelson & Hitchner, Philadelphia, Pennsylvania (and its predecessor firms). Mr. Abelson also serves on the Board of Directors of Acsys, Inc. and XLConnect.

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

Eugene E. Marinelli, Jr. was named Vice President, Chief Financial Officer and Treasurer in September 1997. Mr. Marinelli joined the Company in January 1996 as its Director of Taxation. Prior to joining the Company, Mr. Marinelli was a partner in the accounting firm of Marinelli and Kemmey.

Michael A. Norris has been a director of the Company since September 1996. From August 1996 to September 1997, Mr. Norris was President of the Company and Chief Executive Officer of its Reseller Network. Prior to joining the Company, Mr. Norris held various executive positions at Compaq Computer Corporation since July 1992, the most recent as Vice President of North American Sales. Prior to that, Mr. Norris held the position of Executive Vice President for Murata Business Systems from 1988 through July 1992.

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

William L. Rulon-Miller serves as Senior Vice President and Co-Director of Corporate Finance for Janney Montgomery Scott Inc., an investment banking firm with which he has held several positions since 1979. Mr. Rulon-Miller was a director of the Company from April 1983 until December 1986, and was re-elected to the Board in November 1987. Mr. Rulon-Miller also serves on the Board of Directors of Mothers Work, Inc., The JPM Company and Metrologic Instruments, Inc.

Richard D. Sanford has been the Company's Chairman and Chief Executive Officer since he founded the Company in May 1982. Mr. Sanford was named President of the Company in April 1996, a position which he relinquished when Mr. Norris joined the Company in August 1996. Mr. Sanford is also the Chairman of the Board of Directors of XLConnect.

Effective July 1, 1997, XLSource's operations are being managed by XLConnect. The Services Agreement provided for XLConnect to perform certain management, marketing and administrative services for the Company for $225,000 per month. These services include executive oversight, operations management at the corporate and branch levels, practice development, sales and sales management, marketing services, professional recruitment and legal, financial and accounting services. Timothy W. Wallace is President, Chief Operating Officer and a Director of XLConnect. Mr. Wallace joined XLConnect upon its formation as Executive Vice President, Field Operations. He was promoted to President in December 1996 and elected to the Board of Directors in February 1997. Between 1991 and March 1996, Mr. Wallace served in various management positions with FNOW, rising from Assistant Vice President to Vice President, Strategic Planning and Development, to Vice President, Professional Services in 1995. Prior to joining FNOW, Mr. Wallace was employed by Arthur Andersen & Co. as a managing director of business systems consulting.


   COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it with respect to fiscal 1997, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and persons who own more than 10% of a registered class of the Company's equity securities have been met and were filed on a timely basis.



                    Item 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid during fiscal 1997, fiscal 1996 and fiscal 1995 to the Chief Executive Officer and each of the Company's four other most highly compensated executive officers based on salary and bonus earned during fiscal 1997 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE


                                                                 Long-term
                                                               Compensation
                                                                   Awards
                                                                 Securities
 Name and Principal            Fiscal   Annual Compensation      Underlying        All Other
    Position(1)                 Year    Salary($)   Bonus($)   Options (#)(2)  Compensation ($)(3)
--------------------------------------------------------------------------------------------------
Richard D. Sanford              1997    $675,000    $175,000           --         $421,824
  Chairman of the               1996     500,000     350,000           --          442,758
  Board and Chief               1995     850,000           0      500,000          453,879
  Executive Officer

Michael A. Norris (4)           1997     343,462     975,000           --          156,808
  Former President and Chief    1996     193,654     125,000      750,000          243,843
  Executive Officer of
  the Reseller Network

Timothy D. Cook (5)             1997     174,714     350,000           --          313,967
  Former Senior Vice President  1996     300,385           0      150,000           39,789
                                1995     250,000      67,500      100,000            1,251

Thomas J. Coffey (6)            1997     223,462     100,000           --          606,984
  Former Senior Vice President, 1996     340,385     100,000      150,000            2,019
  Treasurer and Chief           1995     177,846     100,000      100,000                0
  Financial Officer

Eugene E. Marinelli, Jr. (7)    1997      82,773      19,508        25,000           2,147
  Vice President, Treasurer     1996      74,908          --        10,000              --
  and Chief Financial Officer


______________________________________________________________
(1) In each instance, the position indicated is the position held by the executive officer on the last day of fiscal 1997 or, in the case of executive officers not employed by the Company on such date, the final position held by such executive officer with the Company.

(2) The amounts included in this column for fiscal 1996 includes stock options repriced on March 4, 1996 (Mr. Coffey, 100,000 and Mr. Cook, 100,000).

(3) Except as indicated below, the amount included in the column for fiscal 1997 represent the matching contribution under the Company's 401(k) Plan (Mr. Sanford, $2,942, Mr. Cook, $1,367, Mr. Coffey, $1,212
and Mr. Marinelli, $2,147), director's fees (Mr. Sanford, $7,500 and
Mr. Norris, $7,000), consulting services (Mr. Cook, $12,600 and Mr. Coffey, $80,772) and severance payments (Mr. Norris, $149,808, Mr.
Cook, $300,000 and Mr. Coffey, $525,000). The Company is a party to split-dollar life insurance agreements with a trust established by Mr. Sanford (of which Mr. Abelson, a member of the Board of Directors, is the trustee), under which the trust pays the portion of the premiums attributable to the term life insurance component of permanent life insurance policies insuring the life of Mr. Sanford and owned by the trust, and the Company pays the balance of the premiums. Upon the termination of the agreements or Mr. Sanford's death, all premiums previously advanced by the Company under the policies are required to be repaid by the trust. The Company retains an interest in the policies' cash values and excess death benefits to secure the trust's repayment obligation. Included in the amounts shown for Mr. Sanford in fiscal 1997, fiscal 1996 and fiscal 1995 are amounts representing the value of the premium payments by the Company in such years, projected on an actuarial basis assuming that Mr. Sanford retires at age 65 and the agreements are then terminated. In addition, in fiscal 1994, the Company entered into a deferred compensation agreement with Mr. Sanford which provides for the Company to credit $716,715 annually for Mr. Sanford's account for five years commencing in fiscal 1994, together with interest at an annual rate of 7%, compounded annually.
On August 2, 1997, the Company paid to Mr. Sanford, all amounts accrued up to that date, including interest, totaling $2,743,170. The remaining amount of approximately $1,145,000, was accrued as part of the RND Transaction and will be paid to Mr. Sanford upon the sale of the Company to Xerox.

(4) Mr. Norris began his employment with the Company on August 27, 1996 and resigned on September 30, 1997. See "Employment and Severance Agreements."

(5) Mr. Cook began his employment with the Company on October 10, 1994 and resigned on July 18, 1997. See "Employment and Severance Agreements."

(6)  Mr. Coffey began his employment with the Company on July 3, 1995 and
resigned on September 12, 1997.   See "Employment and Severance
Agreements."

(7) Mr. Marinelli began his employment with the Company on January 2, 1996 and was appointed Vice President, Treasurer and Chief Financial
Officer on September 12, 1997.   See "Employment and Severance
Agreements."

                       OPTION GRANTS DURING FISCAL 1997

The following table provides information related to options to purchase Common Stock which were granted to the named executive officers during fiscal 1997.

                                                                                     Potential Realizable
                                                                                       Value at Assumed
                                                                                    Annual Rates of Stock
                                      Individual Grants                             Price Appreciation for
                            -----------------------------------------                   Option Terms
                                                                                    -----------------------
                                          % of Total
                                        Options Granted   Exercise or
                             Options    to Employees in    Base Price   Expiration
    Name                     Granted      Fiscal Year      Per Share       Date         5%(1)     10%(1)
--------------------------  ----------  ----------------  -----------   ----------  -----------------------
Richard D. Sanford              --            --                --           --           --          --
Michael A. Norris               --            --                --           --           --          --
Timothy D. Cook                 --            --                --           --           --          --
Thomas J. Coffey                --            --                --           --           --          --
Eugene E. Marinelli, Jr.    25,000(2)       100.0%          $ 4.25        9/4/07     $ 66,820    $169,335
____________________


(1) The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the Company's Common Stock over the term of the options.

(2) The options are exercisable in five equal annual installments beginning September 4, 1998.



               AGGREGATED OPTION EXERCISES DURING FISCAL 1997 AND
                       OPTION VALUES AT JANUARY 31, 1998

The following table provides information related to options to purchase Common Stock which were exercised by the named executive officers during fiscal 1997 and the number and value of options held on January 31, 1998.

                                                                                     Value of Unexercised
                                                         Number of Unexercised           In-the-Money
                                                             Options/SARs                Options/SARs
                      Shares Acquired   Value                at FY-End (#)             at FY-End ($)(1)
Name                  on Exercise(#)   Realized ($)   Exercisable  Unexercisable  Exercisable Unexercisable
-----------------------------------------------------------------------------------------------------------
Richard D. Sanford           0             0            470,000        30,000          0               0
Michael A. Norris            0             0            750,000             0          0               0
Timothy D. Cook              0             0             70,000        80,000          0               0
Thomas J. Coffey             0             0             50,000       100,000          0               0
Eugene E. Marinelli, Jr.     0             0              2,000        33,000          0        $ 20,313


(1) Value based on the closing price of $5.0625 per share on January 31, 1998.



                     EMPLOYMENT AND SEVERANCE AGREEMENTS

On January 23, 1998, Mr. Sanford entered into an agreement with the Company which provides for Mr. Sanford to receive certain benefits and payments upon a change in control of the Company. Upon a change in control, Mr. Sanford will be entitled to receive continued health and medical benefits for him and his family for one year, a $40,000 lump sum payment to cover administrative support for one year, a $30,000 lump sum payment to cover office rent for one year and the receipt of two vehicles and certain other miscellaneous equipment from the Company with a book value of approximately $75,000. In addition, the Company will exercise its right to terminate certain split-dollar agreements for Mr. Sanford, and the Company has agreed that it will not be entitled to reimbursement for any excess of the premiums paid by the Company over the cash surrender value of the life insurance policies to which the split-dollar agreements pertain. The Company estimates this excess to be approximately $138,000. Also as a result of a change in control, Mr. Sanford is entitled to an acceleration of certain deferred compensation payments under a 1995 agreement. The Company estimates the amount subject to acceleration to be approximately $1,145,000.

In August 1996, Mr. Norris entered into an employment agreement (the "Initial Agreement") with the Company. The agreement provided for Mr. Norris to receive a base annual salary of $475,000, with an opportunity to receive a bonus of up to an additional $250,000 per year. Mr. Norris also received reimbursement of his relocation expenses, unused country club dues and private school tuition and related tax gross-up. In addition, the Company agreed to pay for the premiums on Mr. Norris' life insurance policy. The Company also agreed to reimburse Mr. Norris for any interest expense incurred, for a period of one year, in connection with a loan the proceeds of which were used to purchase stock options granted by his former employer. Pursuant to the agreement, Mr. Norris received options to purchase 750,000 shares of the Company's Common Stock, with an exercise price of $7.00 per share (the "Initial Options"). These Initial Options are exercisable in four equal installments, commencing August 27, 1997.
The agreement also provided that if Mr. Norris was employed by the Company on January 30, 1999 or the Company terminated Mr. Norris' employment without cause on or before January 30, 1999, the Company was obligated to pay a bonus up to $1,700,000, less any proceeds from the exercise of the Initial Options, based on the price of the Company's Common Stock on January 30, 1999 compared to the exercise price of the Initial Options. Upon termination without cause, Mr. Norris' stock options would continue to vest in accordance with their terms. The agreement provided that for a period of 12 months following the termination of his employment without cause within the first 36 months of his employment, Mr. Norris would continue to receive payment equal to his then-current base salary.

In connection with Mr. Norris' resignation from the Company, the Company and Mr. Norris amended the Initial Agreement. This amendment provides for Mr. Norris to receive salary continuation of $593,750, which was equal to his base salary for fifteen months, medical benefits for fifteen months, reimbursement of relocation expenses, a payment of $975,000, acceleration of the vesting of his 750,000 stock options, and continuation of a life insurance policy. The Company will then be obligated to make a payment on January 31, 1999 (or earlier upon a change in control) of $850,000 less the aggregate net amount that Mr. Norris had received upon the exercise or other disposition of his stock options prior to that time. Also upon a change in control, Mr. Norris will receive an acceleration of his unpaid salary continuation.

In March 1996, Mr. Coffey entered into an employment agreement with the Company. The agreement provided for Mr. Coffey to receive a base annual salary of $350,000, with a minimum bonus of $100,000 for fiscal 1996. The agreement also provided that if the Company terminated Mr. Coffey's employment without cause on or before April 1, 1999, the Company would be obligated to continue to pay Mr. Coffey's base annual salary plus all benefits then in effect until April 1, 1999, provided that in the event such termination occurred before April 1, 1998, the amount of total compensation in excess of $350,000 included in such severance payments would be reduced by all compensation earned by Mr. Coffey from all sources from the date of such termination until March 31, 1999. The agreement also provided that if Mr. Coffey's base annual compensation for fiscal 1997 was less than $450,000 and he voluntarily terminated his employment after the Company filed its Annual Report on Form 10-K for that fiscal year, then the Company would be obligated to continue to pay Mr. Coffey's base annual salary plus all benefits then in effect until April 1, 1999.

In April 1997, Mr. Coffey's employment agreement was replaced by an agreement pursuant to which Mr. Coffey agreed that his employment with the Company would terminate on May 15, 1997 or upon the filing of the Company's Form 10-K for fiscal 1996 with the Securities and Exchange Commission,
whichever occurred first (the "Separation Date").   The Separation Date was
extended upon mutual agreement of Mr. Coffey and the Company until September 12, 1997. The Company agreed to pay Mr. Coffey, as salary continuation, a sum equal to $525,000 during the 18 months following the Separation Date (the "Severance Period"), subject to acceleration upon a change of control of the Company or certain other events. In addition, Mr. Coffey will receive up to $20,000 for outplacement services and certain
legal expenses.   Mr. Coffey is entitled to receive medical benefits during
the Severance Period, unless he is covered by a new employer. Mr. Coffey's stock options will continue to vest in accordance with their terms during the Severance Period. In December 1997, Mr. Coffey received a lump sum payment of his remaining salary continuation.

In May 1996, Mr. Cook entered into an employment agreement with the Company. The agreement provided for Mr. Cook to receive a base annual salary of $300,000 and reflected the grant to Mr. Cook of options to purchase 50,000 shares of Common Stock on April 24, 1996. The agreement provided that if Mr. Cook's employment was terminated by the Company without cause: (i) the Company would be required to pay Mr. Cook his base annual salary as in effect at the time of termination in 12 monthly installments during the one-year period following termination and (ii) Mr. Cook would be prohibited from working for certain of the Company's competitors and from soliciting the Company's employees during such period.

In April 1997, Mr. Cook entered into another agreement with the Company providing for his retention as an executive until the earlier of a sale of the Indirect Business and July 31, 1997 or, at the option of the Company and subsequent to certain conditions, September 15, 1997 (the "Retention Period"). During the Retention Period, the Company was required to pay Mr. Cook an annual base salary of $300,000. In addition, if Mr. Cook remained with the Company through the Retention Period, he was entitled to a $150,000 bonus. Furthermore, pursuant to the agreement, Mr. Cook earned a $100,000 bonus upon the execution of an agreement for the sale of the Indirect Business and would earn an additional $100,000 bonus if the RND Transaction was completed before October 31, 1997. If Mr. Cook remained employed by the Company through the Retention Period, Mr. Cook would receive as salary continuation his base salary of $300,000 for the 12 month period following the subsequent termination of his employment with the Company, other than a termination by the Company with cause. In December 1997, Mr. Cook received a lump sum payment of his remaining salary continuation.

In February 1997, Mr. Marinelli entered into a retention agreement with the Company. The retention agreement was amended in February 1998 by a letter agreement. The letter agreement provides for Mr. Marinelli to receive salary continuation of $97,000 and also the continuation of medical benefits for one year upon the termination, for any reason, of Mr. Marinelli's employment by either Mr. Marinelli or the Company.


        COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Arnold S. Hoffman, a member of the Compensation and Stock Option Committee, is a Senior Managing Director of Legg Mason, an investment banking firm that provided advisory services to the Company. Legg Mason provided financial advisory services to the Company and rendered the fairness opinion to the Board of Directors in connection with the RND Transaction.

William L. Rulon-Miller, a member of the Compensation and Stock Option Committee, is a Senior Vice President and Co-Director of Corporate Finance for Janney Montgomery Scott Inc. ("JMS"), an investment banking firm that provided advisory services to the Company. JMS rendered fairness opinions to the Board of Directors in connection with certain transactions in fiscal 1996 and provided investment advisory services in connection with the issuance of the Company's Series B Convertible Preferred Stock in fiscal 1996.



   Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


          PRINCIPAL SHAREHOLDERS AND HOLDINGS OF OFFICERS AND DIRECTORS

The following table sets forth the number and percentage of shares of Common Stock which, according to information supplied to the Company, are beneficially owned by: (i) each person who is the beneficial owner of more than 5% of the Common Stock; (ii) each of the directors of the Company individually; (iii) the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers for fiscal 1997; and (iv) all directors and current officers of the Company as a group. Under rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of Common Stock with respect to which such person has or shares voting power or investment power. A person is also deemed to be the beneficial owner of shares of Common Stock as of a given date with respect to which such person has the right to obtain voting or investment power within 60 days of such given date, such as upon the exercise of options or warrants. Unless otherwise indicated, the information in the following table is as of March 31, 1998.

                                                             Percentage
                                     Amount and Nature        of Shares
                                     of Beneficial           Outstanding
Name of Beneficial Owner              Ownership(1)        (if 1% or greater)
-----------------------------------------------------------------------------
Barry M. Abelson                        371,864 (2)               --
Thomas J. Coffey (3)                     63,100                   --
Timothy D. Cook (4)                      84,000                   --
Christopher T. G. Fish                  575,908 (5)              1.4%
Roger J. Fritz                           60,004                   --
Arnold S. Hoffman                         6,000                   --
Eugene E. Marinelli, Jr.                  4,000                   --
Michael A. Norris                       750,000                  1.8%
Gregory A. Pratt                        330,000                   --
William L. Rulon-Miller                  14,136                   --
Richard D. Sanford                    3,640,751 (6)              8.6%
Strome Susskind Investment
  Management L.P.                     3,893,460 (7)              9.3%
The TCW Group Inc.                    2,301,400 (8)              5.5%
All directors and current officers
as a group (9 persons)                5,551,961 (9)             12.8%

_________________________________
(1) The number of shares of Common Stock indicated in this table as beneficially owned by the following individuals includes the respective number of shares purchasable upon the exercise of stock options which are exercisable within 60 days of March 31, 1998: Mr. Coffey, 60,000; Mr. Cook, 80,000; Mr. Marinelli, 4,000; Mr. Norris, 750,000; Mr. Pratt, 330,000; Mr. Sanford, 480,000; and all directors and current officers as a group, 1,564,000. The table does not reflect the following respective number of shares purchasable upon the exercise of stock options that are not exercisable within 60 days of March 31, 1998: Mr. Coffey, 90,000; Mr. Cook, 70,000; Mr. Marinelli, 31,000; Mr. Norris, 0; Mr. Pratt, 20,000; Mr. Sanford, 20,000; and all directors and current officers as a group, 71,000.

(2) Includes 71,710 shares held in a trust (the beneficiary of which is a child of Mr. Sanford) of which Mr. Abelson and Mr. Fish are co-trustees; 128,262 shares held by Mr. Abelson as custodian for the benefit of two children of Mr. Sanford; and 128,992 shares held by two charities established by Mr. Sanford, of which Mr. Abelson is a director or trustee. Mr. Abelson disclaims beneficial ownership as to the shares held by the trust and charities and as custodian.

(3) Mr. Coffey resigned as the Company's Senior Vice President, Chief Financial Officer and Treasurer on September 12, 1997.

(4)  Mr. Cook resigned as the Company's Senior Vice President on July 18,
1997.

(5) Includes 470,198 shares owned by Sprint Investments, S.A. The sole shareholder of Sprint Investments, S.A. is a trust, the beneficiaries of which are the wife and children of Mr. Fish. Also includes 71,710 shares held in a trust (the beneficiary of which is a child of Mr. Sanford) of which Mr. Fish and Mr. Abelson are co-trustees (as to which shares Mr. Fish disclaims beneficial ownership) and 4,000 shares held by Mr. Fish as custodian for the benefit and in the name of Mr. Fish's daughter.

(6) Includes 128,992 shares held by two charities established by Mr. Sanford, of which Mr. Sanford is a director or trustee. Mr. Sanford disclaims beneficial ownership as to the shares held by the charities.

(7) The information with respect to Strome Susskind Investment Management L.P. was reported on a Schedule 13-G filed by Strome Susskind
Investment Management L.P. with the Securities and Exchange Commission on February 11, 1998, a copy of which was received by the Company and relied upon in making this disclosure. The address of Strome Susskind Investment Management L.P. is 100 Wilshire Blvd., 15th Floor, Santa Monica, CA 90401.

(8)  The information with respect to The TCW Group, Inc. was reported on a
Schedule 13-G filed by The TCW Group, Inc. with the Securities and Exchange Commission on February 12, 1998, a copy of which was received by the Company and relied upon in making this disclosure. The address of The TCW Group, Inc. is 865 South Figueroa Street, Los Angeles, CA 90017.

(9) Excludes shares owned by Messrs. Coffey and Cook, who are no longer employed by the Company.



            Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Barry M. Abelson is a partner in the law firm of Pepper Hamilton LLP, which provides legal services to the Company. The Company believes that the fees charged by Pepper Hamilton LLP are comparable to those charged by other law firms for comparable services.

Gregory A. Pratt is the President and Chief Executive Officer of Pratt Capital Advisors, Inc., a private investment company. Pratt Capital Advisors, Inc. provided financial advisory services to the Company in connection with the XL Transaction. The Company believes that the fees charged by Pratt Capital Advisors, Inc. are comparable to those charged by other firms for comparable services.

Arnold S. Hoffman, a member of the Compensation and Stock Option Committee, is a Senior Managing Director of Legg Mason, an investment banking firm that provided services to the Company. Legg Mason provided financial advisory services to the Company and rendered the fairness opinion to the Board of Directors in connection with the RND Transaction. The Company believes that the fees charged by Legg Mason are comparable to those charged by other investment banking firms for comparable services.

William L. Rulon-Miller, a member of the Compensation and Stock Option Committee, is a Senior Vice President and Co-Director of Corporate Finance
for Janney Montgomery Scott Inc. ("JMS"), an investment banking firm that provided advisory service to the Company. JMS rendered fairness opinions to the Board of Directors in connection with certain transactions in fiscal 1996 and provided investment advisory services in connection with the issuance of the Company's Series B Convertible Preferred Stock in fiscal
1996.   The Company believes that the fees charged by JMS are comparable to those charged by other investment banking firms for comparable services.
The Company and XLConnect have entered into a number of intercompany agreements for the purpose of defining certain relationships. These agreements are described in Note 16 to the Company's Consolidated Financial Statements in this Annual Report on Form 10-K. The discussion regarding these agreements is hereby incorporated herein by this reference.

                                    PART IV


 Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

     (1)  Financial statements:

          Reports of Independent Accountants

          Consolidated Balance Sheets, January 31, 1998
          and February 1, 1997

          Consolidated Statements of Operations, Years ended January 31, 1998, February 1, 1997 and February 3, 1996

          Consolidated Statements of Shareholders' Equity,
          Years ended January 31, 1998, February 1, 1997 and February 3, 1996

          Consolidated Statements of Cash Flows,
          Years ended January 31, 1998, February 1, 1997 and February 3, 1996

          Notes to Consolidated Financial Statements


     (2)  Financial Statement Schedules:

          Report of Independent Accountants

          Schedule II - Valuation and Qualifying Accounts and Reserves


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)  Exhibits:

     * 2.1 Agreement and Plan of Merger dated as of April 28, 1995 among the Company, IE Ohio Acquisition Corp. and The Future Now, Inc. (Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 1995).

     * 2.2 Amendment No. 1 to Agreement and Plan of Merger dated July 6, 1995 (Exhibit 2.2 of the Company's Registration Statement No. 33-61605 filed on August 4, 1995).

     * 2.3 Stock Purchase Agreement between Ingram Micro Inc. and the Company dated April 29, 1997 (Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended February 1, 1997 [the "1996 Form 10-K"]).

     * 2.4 Amendment No. 1 to the Stock Purchase Agreement between Ingram Micro Inc. and the Company dated as of July 2, 1997 (Exhibit 2.2 to the Company's Report on Form 8-K dated July 18, 1997 [the "July 18, 1997 Form 8-K"]).

     * 2.5 Asset Purchase Agreement between GE Capital Information Technology Solutions Acquisition Corp. and the Company dated as of July 1, 1997 (Exhibit 2.3 to the July 18, 1997 Form 8-K).

     * 2.6 First Amendment to the Asset Purchase Agreement between GE Capital Information Technology Solutions Acquisition Corp. and the Company dated as of July 18, 1997 (Exhibit 2.4 to the July 18, 1997 Form 8-K).

     * 2.7 Second Amendment to the Asset Purchase Agreement between GE Capital Information Technology Solutions Acquisition Corp. and the Company dated as of February 6, 1998 (Exhibit 10 to the Company's Report on Form 8-K dated March 4, 1998).

     2.8 Agreement and Plan of Merger dated as of March 4, 1998 among Xerox Corporation, TDC Subsidiary Corporation, TDC Two Subsidiary Corporation, the Company and XLConnect Solutions, Inc.

     * 3.1 Articles of Incorporation of the Company, as amended.  (Exhibit
     3.1 of the Company's Registration Statement No. 33-14436 filed on May 20, 1987 [the "1987 Registration Statement"]).

     * 3.2 Amendment to the Articles of Incorporation of the Company effective June 22, 1987. (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1987 [the "1987 Form 10-K"]).

     * 3.3 By-Laws of the Company. (Exhibit 3.3 to the 1987 Registration Statement).

     * 3.4 Specimen Certificate of Common Stock, $.01 par value.  (Exhibit
     3.4 to the 1987 Registration  Statement).

     * 3.5 Amendments to By-Laws of the Company effective June 2, 1987. (Exhibit 3.5 to the 1987 Form 10-K).

     * 3.6 Amendments to By-Laws of the Company effective March 28, 1990. (Exhibit 3.6 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990 [the "1990 Form 10-K"]).

     * 3.7 Amendments to By-Laws of the Company effective July 4, 1990. (Exhibit 3.7 to the 1990 Form 10-K).

     * 3.8 Articles of Amendment to the Articles of Incorporation of the Company filed on April 9, 1990. (Exhibit 3.8 to the 1990 Form 10-K).

     * 3.9 Statement with Respect to Shares of the Company, filed with the Pennsylvania Secretary of State on October 16, 1996 (Exhibit 99.2 to the Company's Report on Form 8-K dated October 16,1996).

     * 4 Rights Agreement dated as of March 22, 1996, between the Company and Chemical Mellon Shareholder Services L.L.C., including Form of Series A Rights Certificate (Exhibit A), Form of Certificate of Designation (Exhibit B), and Form of Summary of Rights (Exhibit C). (Exhibit 4.1 to the Company's Report on Form 8-K dated March 8, 1996).

     4.1 Amendment No. 1 to Rights Agreement dated as of March 3, 1998 between the Company and ChaseMellon Shareholder Services L.L.C., formerly Chemical Mellon Shareholder Services L.L.C.

     *10.1 Amended and Restated Non-Qualified Stock Option Plan for Employees and Directors. (Exhibit 10.1 to the 1990 Form 10-K). **

     *10.2 Lease Agreement dated January 20, 1989 between the Company and Hankin/Crow Associates. (Exhibit 10.13 to the 1989 Registration Statement).

     *10.3 Richard D. Sanford Deferred Compensation Agreement. (Exhibit
     10.33 to the Company's Quarterly Report on Form 10-Q for the Quarter ended July 30, 1994). **

     *10.4 1995 Long-Term Incentive Plan (Exhibit 4.1 of the Company's Registration Statement No. 33-60771 filed on June 30, 1995 [the "1995 Registration Statement"]). **

     *10.5 1995 Employee Stock Purchase Plan (Exhibit 4.2 to the 1995 Registration Statement). **

     *10.6 Amended and Restated Inventory and Working Capital Financing Agreement dated as of April 5, 1996 by and among the Company and IBM Credit Corporation (Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 4, 1996).

     *10.7 Letter Agreement between Michael A. Norris and the Company dated August 8, 1996 (Exhibit 10.19 to the 1996 Form 10-K).**

     *10.8 Agreement dated as of November 21, 1997 between the Company and Ingram Micro Inc. (Exhibit 10 to the Company's Report on Form 8-K dated January 7, 1998).

     10.9 Separation Agreement dated as of September 11, 1997 between the Company and Michael A. Norris. **

     10.10 Agreement dated as of January 23, 1998 between the Company and Richard D. Sanford. **

     10.11 Letter Agreement dated as of February 27, 1998 between the Company and Eugene E. Marinelli, Jr. **

     *16 Letter dated September 8, 1997 from Price Waterhouse LLP to the Securities and Exchange Commission (Exhibit 16 to the Company's Report on Form 8-K dated September 3, 1997).

     21    Subsidiaries of the Company.

     23    Consent of KPMG Peat Marwick LLP.

     23.1  Consent of Price Waterhouse LLP.

*  Incorporated by reference
** Management contract or compensatory plan or arrangement

(b)  Reports filed on Form 8-K during last fiscal quarter of 1997.

     The Company's Report on Form 8-K dated January 7, 1998 relating to the agreement between the Company and Ingram Micro Inc. resolving all material outstanding issues as part of the sale of the Company's Reseller Network to Ingram Micro Inc. on July 18, 1997.

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Intelligent Electronics, Inc.

Under date of April 2, 1998, we reported on the consolidated balance sheet of Intelligent Electronics, Inc. and subsidiaries as of January 31, 1998, and the related consolidated statements of operations, cash flows and shareholders' equity for the year then ended, which are included in this Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP

Philadelphia, PA
April 6, 1998


                                                               Schedule II

              INTELLIGENT ELECTRONICS, INC. and Subsidiaries

              Valuation and Qualifying Accounts and Reserves

    Years ended February 3, 1996,  February 1, 1997 and January 31, 1998


                                                Additions
                                          -----------------------
                             Balance at   Charged to   Charged to                  Balance at
                             beginning     costs and     other       Deductions/       end
Description                  of period     expenses     accounts     write-offs     of period
---------------------------  ----------   ----------   -----------   -----------   ----------

Allowance for doubtful accounts:

Year ended February 3, 1996  $  298,000   $3,875,000   $5,748,000*   ($1,012,000)  $8,909,000
                             ==========   ==========   ==========    ============  ==========

Year ended February 1, 1997  $8,909,000   $4,721,000           --    ($5,529,000)  $8,101,000
                             ==========   ==========   ==========    ============  ==========

Year ended January 31, 1998  $8,101,000   $5,694,000  ($3,898,000)** ($5,903,000)  $3,994,000
                             ==========   ==========   ==========    ============  ==========

* Allowance for doubtful accounts acquired as part of the acquisition of The Future Now, Inc.

** Allowance for doubtful accounts sold as part of the RND Transaction.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INTELLIGENT ELECTRONICS, INC.


Date: April 6, 1998          By:  /s/ Richard D. Sanford
                                  ---------------------------------
                                  Richard D. Sanford,
                                  Chief Executive Officer
                                  and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 6, 1998          By:  /s/ Richard D. Sanford
                                  ---------------------------------
                                  Richard D. Sanford,
                                  Chief Executive Officer
                                  and Chairman of the Board


Date: April 6, 1998          By:  /s/ Eugene E. Marinelli, Jr.
                                  ---------------------------------
                                  Eugene E. Marinelli, Jr.
                                  Chief Financial Officer


Date: April 6, 1998          By:  /s/ Barry M. Abelson
                                  ---------------------------------
                                  Barry M. Abelson, Director


Date: April 6, 1998          By:  /s/ Roger J. Fritz
                                  ---------------------------------
                                  Roger J. Fritz, Director


Date: April 6, 1998          By:  /s/ Arnold S. Hoffman
                                  ---------------------------------
                                  Arnold S. Hoffman, Director


Date: April 6, 1998          By:  /s/ Michael A. Norris
                                  ---------------------------------
                                  Michael A. Norris, Director


Date: April 6, 1998          By:  /s/ William L. Rulon-Miller
                                  ---------------------------------
                                  William L. Rulon-Miller, Director